Form 10-Q
period 2025-09-30
Under Armour, Inc.
filed 2025-11-06
CIK 1336917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
______________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 31, 2025 there were 188,834,386 shares of Class A Common Stock, 34,450,000 shares of Class B Convertible Common Stock and 200,604,976 shares of Class C Common Stock outstanding.

UNDER ARMOUR, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UNDER ARMOUR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; In thousands, except share data)

	September 30, 2025	March 31, 2025
Assets
Current assets
Cash and cash equivalents	$395,991	$501,361
Accounts receivable, net of allowance for doubtful accounts of $18,447 and $17,020 as of September 30, 2025 and March 31, 2025, respectively.	688,476	675,822
Inventories	1,037,166	945,836
Restricted investments (Note 7)	604,065	—
Prepaid expenses and other current assets, net	218,085	206,078
Total current assets	2,943,783	2,329,097
Property and equipment, net (Note 3)	605,321	645,147
Operating lease right-of-use assets (Note 4)	372,791	384,341
Goodwill (Note 5)	495,027	487,632
Intangible assets, net	4,758	5,224
Deferred income taxes (Note 15)	306,218	286,160
Other long-term assets	171,580	163,270
Total assets	$4,899,478	$4,300,871
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt (Note 7)	$599,439	$—
Accounts payable	470,311	429,944
Accrued expenses	328,398	348,747
Customer refund liabilities (Note 10)	134,957	146,021
Operating lease liabilities (Note 4)	137,402	130,050
Other current liabilities	66,643	54,381
Total current liabilities	1,737,150	1,109,143
Long-term debt, net of current maturities (Note 7)	589,783	595,125
Operating lease liabilities, non-current (Note 4)	573,158	574,277
Other long-term liabilities	143,709	132,048
Total liabilities	3,043,800	2,410,593
Stockholders' equity (Note 9)
Class A Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of September 30, 2025 and March 31, 2025; 188,834,386 shares issued and outstanding as of September 30, 2025 (March 31, 2025: 188,822,726)	63	63
Class B Convertible Common Stock, $0.0003 1/3 par value; 34,450,000 shares authorized, issued and outstanding as of September 30, 2025 and March 31, 2025	11	11
Class C Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of September 30, 2025 and March 31, 2025; 200,453,670 shares issued and outstanding as of September 30, 2025 (March 31, 2025: 202,720,745)	66	67
Additional paid-in capital	1,263,870	1,237,798
Retained earnings	692,117	746,277
Accumulated other comprehensive income (loss)	(100,449)	(93,938)
Total stockholders' equity	1,855,678	1,890,278
Total liabilities and stockholders' equity	$4,899,478	$4,300,871
Commitments and Contingencies (Note 8)
See accompanying notes.

UNDER ARMOUR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited; In thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Net revenues (Note 10)	$1,333,380	$1,399,023	$2,467,448	$2,582,688
Cost of goods sold	702,796	702,891	1,290,368	1,323,881
Gross profit	630,584	696,132	1,177,080	1,258,807
Selling, general and administrative expenses	581,632	519,840	1,111,977	1,357,157
Restructuring charges (Note 11)	31,906	3,212	44,734	28,298
Income (loss) from operations	17,046	173,080	20,369	(126,648)
Interest income (expense), net	(8,605)	(1,747)	(12,656)	597
Other income (expense), net	(942)	(3,420)	(5,637)	(6,150)
Income (loss) before income taxes	7,499	167,913	2,076	(132,201)
Income tax expense (benefit) (Note 15)	25,940	(2,136)	23,282	3,013
Income (loss) from equity method investments	(373)	333	(220)	170
Net income (loss)	$(18,814)	$170,382	$(21,426)	$(135,044)

Basic net income (loss) per share of Class A, B and C common stock (Note 16)	$(0.04)	$0.39	$(0.05)	$(0.31)
Diluted net income (loss) per share of Class A, B and C common stock (Note 16)	$(0.04)	$0.39	$(0.05)	$(0.31)

Weighted average common shares outstanding Class A, B and C common stock
Basic	428,350	432,225	427,736	433,950
Diluted	428,350	435,685	427,736	433,950
See accompanying notes.

UNDER ARMOUR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; In thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$(18,814)	$170,382	$(21,426)	$(135,044)
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,916)	9,306	27,620	(7,257)
Unrealized gain (loss) on cash flow hedges, net of tax benefit (expense) of $(4,714) and $6,295 for the three months ended September 30, 2025 and 2024, respectively; $12,013 and $460 for the six months ended September 30, 2025 and 2024, respectively.	12,742	(28,797)	(36,169)	(11,181)
Gain (loss) on intra-entity foreign currency transactions	1,186	4,978	2,038	4,214
Total other comprehensive income (loss)	12,012	(14,513)	(6,511)	(14,224)
Comprehensive income (loss)	$(6,802)	$155,869	$(27,937)	$(149,268)
See accompanying notes.

UNDER ARMOUR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; In thousands)

	Class A Common Stock		Class B Convertible Common Stock		Class C Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of June 30, 2025	188,823	$63	34,450	$11	205,417	$68	$1,250,568	$736,180	$(112,461)	$1,874,429
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	—	—	—	—	(51)	—	—	(251)	—	(251)
Excise tax on repurchases of common stock	—	—	—	—	—	—	(114)	—	—	(114)
Class C Common Stock repurchased	—	—	—	—	(5,176)	(2)	—	(24,998)	—	(25,000)
Issuance of Class A Common Stock, net of forfeitures	11	—	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	264	—	622	—	—	622
Stock-based compensation expense	—	—	—	—	—	—	12,794	—	—	12,794
Comprehensive income (loss)	—	—	—	—	—	—	—	(18,814)	12,012	(6,802)
Balance as of September 30, 2025	188,834	$63	34,450	$11	200,454	$66	$1,263,870	$692,117	$(100,449)	$1,855,678

	Class A Common Stock		Class B Convertible Common Stock		Class C Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of June 30, 2024	188,802	$63	34,450	$11	208,794	$69	$1,199,163	$694,100	$(76,834)	$1,816,572
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	—	—	—	—	(61)	—	—	(455)	—	(455)
Issuance of Class A Common Stock, net of forfeitures	20	—	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	325	—	671	—	—	671
Stock-based compensation expense	—	—	—	—	—	—	12,544	—	—	12,544
Comprehensive income (loss)	—	—	—	—	—	—	—	170,382	(14,513)	155,869
Balance as of September 30, 2024	188,822	$63	34,450	$11	209,058	$69	$1,212,378	$864,027	$(91,347)	$1,985,201
See accompanying notes.

UNDER ARMOUR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; In thousands)

	Class A Common Stock		Class B Convertible Common Stock		Class C Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of March 31, 2025	188,823	$63	34,450	$11	202,721	$67	$1,237,798	$746,277	$(93,938)	$1,890,278
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	—	—	—	—	(1,285)	—	—	(7,736)	—	(7,736)
Excise tax on repurchases of common stock	—	—	—	—	—	—	(114)	—	—	(114)
Class C Common Stock repurchased	—	—	—	—	(5,176)	(2)	—	(24,998)	—	(25,000)
Issuance of Class A Common Stock, net of forfeitures	11	—	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	4,194	1	1,173	—	—	1,174
Stock-based compensation expense	—	—	—	—	—	—	25,013	—	—	25,013
Comprehensive income (loss)	—	—	—	—	—	—	—	(21,426)	(6,511)	(27,937)
Balance as of September 30, 2025	188,834	$63	34,450	$11	200,454	$66	$1,263,870	$692,117	$(100,449)	$1,855,678

	Class A Common Stock		Class B Convertible Common Stock		Class C Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of March 31, 2024	188,802	$63	34,450	$11	212,711	$70	$1,181,854	$1,048,411	$(77,123)	$2,153,286
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	—	—	—	—	(1,255)	—	—	(8,399)	—	(8,399)
Excise tax on repurchases of common stock	—	—	—	—	—	—	(200)	—	—	(200)
Class C Common Stock repurchased	—	—	—	—	(5,940)	(2)	943	(40,941)	—	(40,000)
Issuance of Class A Common Stock, net of forfeitures	20	—	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	3,542	1	1,313	—	—	1,314
Stock-based compensation expense	—	—	—	—	—	—	28,468	—	—	28,468
Comprehensive income (loss)	—	—	—	—	—	—	—	(135,044)	(14,224)	(149,268)
Balance as of September 30, 2024	188,822	$63	34,450	$11	209,058	$69	$1,212,378	$864,027	$(91,347)	$1,985,201
See accompanying notes.

UNDER ARMOUR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; In thousands)

	Six Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$(21,426)	$(135,044)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	56,245	65,565
Unrealized foreign currency exchange rate (gain) loss	4,178	(14,535)
Loss on disposal of property and equipment	3,932	2,598
Non-cash restructuring and impairment charges	29,052	3,679
Amortization of bond premium and debt issuance costs	1,330	1,107
Stock-based compensation	25,013	28,468
Deferred income taxes	(20,456)	(6,400)
Changes in reserves and allowances	(1,794)	(607)
Changes in operating assets and liabilities:
Accounts receivable	(15,240)	31,461
Inventories	(86,416)	(144,058)
Prepaid expenses and other assets	(25,524)	23,950
Other non-current assets	(20,783)	9,428
Accounts payable	58,045	73,733
Accrued expenses and other liabilities	(29,414)	(107,102)
Customer refund liabilities	(10,862)	5,671
Income taxes payable and receivable	33,142	(6,323)
Net cash provided by (used in) operating activities	(20,978)	(168,409)
Cash flows from investing activities
Purchases of property and equipment	(55,851)	(91,503)
Purchase of restricted investment	(601,235)	—
Sale of MyFitnessPal platform	—	50,000
Sale of MapMyFitness platform	—	8,000
Purchase of UNLESS COLLECTIVE, Inc, net of cash acquired	(500)	(9,788)
Net cash provided by (used in) investing activities	(657,586)	(43,291)
Cash flows from financing activities
Common stock repurchased	(25,000)	(40,000)
Proceeds from long-term debt and revolving credit facility	600,000	—
Repayment of long-term debt	—	(80,919)
Employee taxes paid for shares withheld for income taxes	(7,736)	(8,399)
Excise tax paid on repurchases of common stock	(743)	—
Proceeds from exercise of stock options and other stock issuances	1,174	1,314
Payments of debt financing costs	(7,233)	(1,388)
Net cash provided by (used in) financing activities	560,462	(129,392)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,822	14,023
Net increase (decrease) in cash, cash equivalents and restricted cash	(115,280)	(327,069)
Cash, cash equivalents and restricted cash
Beginning of period	515,051	876,917
End of period	$399,771	$549,848
Non-cash investing and financing activities
Change in accrual for property and equipment	$(17,919)	$1,974

Reconciliation of cash, cash equivalents and restricted cash	September 30, 2025	September 30, 2024
Cash and cash equivalents	$395,991	$530,701
Restricted cash	3,780	19,147
Total cash, cash equivalents and restricted cash	$399,771	$549,848
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
The unaudited Condensed Consolidated Balance Sheets as of September 30, 2025 is derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2025 ("Fiscal 2025"), filed with the SEC on May 22, 2025 ("Annual Report on Form 10-K for Fiscal 2025"), which should be read in conjunction with these unaudited Condensed Consolidated Financial Statements. The unaudited results for the three and six months ended September 30, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2026 ("Fiscal 2026"), or any other portions thereof.
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

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
The Company assesses the applicability and impact of all Accounting Standards Updates ("ASUs") issued by the Financial Accounting Standards Board ("FASB"). No ASUs were adopted during the first half of Fiscal 2026.
Recently Issued Accounting Pronouncements
The Company assessed all recently issued ASUs and, other than those described below, determined them to be either not applicable or expected to have no material impact on its Condensed Consolidated Financial Statements and related disclosures.
Internal-Use Software
In September 2025, the FASB issued ASU 2025-06 "Intangibles—Goodwill and Other—Internal-Use Software: Targeted Improvements to the Accounting for Internal-Use Software" ("ASU 2025-06"), which modernizes the recognition and disclosure framework for internal-use software costs, removing the previous "development stage" model and introducing a more judgment-based approach. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, and interim periods within that annual period. Early adoption is permitted. The Company is currently evaluating this ASU to determine the impact of adoption on its consolidated financial statements and related disclosures.
Credit Losses
In July 2025, the FASB issued ASU 2025-05 "Financial Instruments - Credit Losses: Measurement of Credit Losses for Accounts Receivable and Contract Assets" ("ASU 2025-05"), which introduces a practical expedient for the application of the current expected credit loss (“CECL”) model to current accounts receivable and contract assets. ASU 2025-05 is effective for annual periods beginning after December 15, 2025, and interim periods within that annual period. Early adoption is permitted. The Company is currently evaluating this ASU to determine the impact of adoption on its consolidated financial statements and related disclosures.
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03 "Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures" ("ASU 2024-03"), which will require disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating this ASU to determine the impact of adoption on its consolidated financial statements and related disclosures.
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

NOTE 3. PROPERTY AND EQUIPMENT

	September 30, 2025	March 31, 2025
Leasehold and tenant improvements	$397,199	$457,419
Furniture, fixtures and displays	200,897	307,258
Buildings and building improvements	245,104	271,888
Software	277,310	282,478
Office equipment	143,529	141,684
Plant equipment	203,151	190,169
Land	65,956	74,460
Construction in progress (1)	21,280	24,176
Other	25,615	19,391
Subtotal property and equipment	1,580,041	1,768,923
Accumulated depreciation	(974,720)	(1,123,776)
Property and equipment, net	$605,321	$645,147
(1) Construction in progress primarily includes costs incurred for leasehold improvements and in-store fixtures and displays not yet placed in use.
Depreciation expense related to property and equipment for the three and six months ended September 30, 2025 was $26.9 million and $55.6 million, respectively (three and six months ended September 30, 2024: $32.3 million and $64.8 million, respectively).

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Operating lease costs	$41,393	$37,667	$82,428	$75,460
Variable lease costs	$22,438	$28,039	$40,727	$49,540
The Company subleases certain excess office facilities, retail space and warehouse space to third parties. Sublease income for the three and six months ended September 30, 2025 was $3.1 million and $6.4 million, respectively (three and six months ended September 30, 2024: $1.7 million and $2.7 million, respectively).
The weighted average remaining lease term and discount rate for the periods indicated below were as follows:

	September 30, 2025	March 31, 2025
Weighted average remaining lease term (in years)	6.80	7.13
Weighted average discount rate	4.80%	4.88%

Supplemental Cash Flow Information
The following table presents supplemental information relating to cash flow arising from lease transactions:

	Six Months Ended September 30,
	2025	2024
Operating cash outflows from operating leases	$87,469	$92,846
Leased assets obtained in exchange for new operating lease liabilities	$53,412	$36,316
Maturity of Lease Liabilities
The following table presents the future minimum lease payments under the Company's operating lease liabilities as of September 30, 2025:

Fiscal year ending March 31,
2026 (six months ending)	$83,461
2027	160,099
2028	138,530
2029	96,696
2030	73,489
2031 and thereafter	274,207
Total lease payments	$826,482
Less: Interest	115,922
Total present value of lease liabilities	$710,560
As of September 30, 2025, the Company has additional operating lease obligations that have not yet commenced of approximately $0.3 million, which are not reflected in the table above. During the three months ended September 30, 2025, as part of the 2025 restructuring plan as defined below (refer to Note 11), the Company terminated a previously disclosed contract assessed as containing a lease that had not yet commenced.

NOTE 5. GOODWILL
The following table summarizes changes in the carrying amount of the Company's goodwill by reportable segment as of the periods indicated:

	North America	EMEA	Asia-Pacific	Total
Balance as of March 31, 2025	$309,487	$103,055	$75,090	$487,632
Effect of currency translation adjustment	—	6,378	1,017	7,395
Balance as of September 30, 2025	$309,487	$109,433	$76,107	$495,027

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
The Company’s outstanding payment obligations under this program were $169.4 million as of September 30, 2025 (March 31, 2025: $143.8 million).

NOTE 7. CREDIT FACILITY AND OTHER LONG TERM DEBT

	September 30, 2025	March 31, 2025
Credit Facility	$200,000	$—
3.25% Senior Notes due 2026	600,000	600,000
7.25% Senior Notes due 2030	400,000	—
Total principal payments due	1,200,000	600,000

Unamortized debt discount on Senior Notes due 2026	(180)	(307)
Unamortized debt issuance costs - Credit facility	(5,007)	(3,917)
Unamortized debt issuance costs - Senior Notes due 2026	(381)	(651)
Unamortized debt issuance costs - Senior Notes due 2030	(5,210)	—
Total amount outstanding	1,189,222	595,125
Less:
Current portion of long-term debt:
3.25% Senior Notes due 2026	600,000	—
Unamortized debt discount on Senior Notes due 2026	(180)	—
Unamortized debt issuance costs - Senior Notes due 2026	(381)	—
Total current portion of long-term debt	599,439	—

Non-current portion of long-term debt	$589,783	$595,125
Credit Facility
On March 8, 2019, the Company entered into an amended and restated credit agreement by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (the "credit agreement"). In July 2025, the Company entered into the eighth amendment to the credit agreement (the "credit agreement as amended", the "amended credit agreement" or the "revolving credit facility"). The amended credit agreement provides for an aggregate $1.1 billion of revolving credit commitments that has a term that ends on June 16, 2030, with permitted extensions under certain circumstances and subject to a springing maturity of 91 days prior to June 16, 2030 if, on such date, the Senior Notes due 2030 (as defined below) have not been refinanced.
During the three months ended September 30, 2025, the Company borrowed $200.0 million under the revolving credit facility, which remained outstanding as of September 30, 2025 at a weighted average interest rate of 5.3%. There were no amounts outstanding under the revolving credit facility as of March 31, 2025.
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
Up to $50.0 million of the facility may be used for the issuance of letters of credit. As of September 30, 2025, $45.6 million of letters of credit were outstanding (March 31, 2025: $45.7 million).
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
The Company is also required to maintain a ratio of consolidated EBITDA, to consolidated interest expense of not less than 3.50 to 1.0 (the "interest coverage covenant") and the Company is not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.0, or, at the election of the Company during a fiscal quarter in which a permitted acquisition with a cash purchase price exceeding $100.0 million is consummated, 3.75 to 1.00 (the "leverage covenant"), as described in more detail in the amended credit agreement. The amended credit agreement excludes from the definition of indebtedness any indebtedness that has been defeased, satisfied and discharged and/or redeemed and to adjust the amount of interest expense included in the interest coverage covenant to exclude interest accruing on defeased debt. As such, the Senior Notes due 2026, including related interest, have been excluded. The Company was in compliance with the applicable covenants as of September 30, 2025.
In addition, the amended credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the amended credit agreement, will be considered an event of default under the amended credit agreement.
Borrowings under the amended credit agreement bear interest at a rate per annum equal to, at the Company's option, either (a) an alternate base rate (for borrowings in U.S. dollars), (b) a term rate (for borrowings in U.S. dollars, Euro or Japanese Yen) or (c) a "risk free" rate (for borrowings in U.S. dollars or Pounds Sterling), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the "pricing grid") based on the leverage ratio of consolidated total indebtedness to consolidated EBITDA and ranges between 1.00% to 1.75% (or, in the case of alternate base loans, 0.00% to 0.75%). The Company will also pay a commitment fee determined in accordance with the pricing grid on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of September 30, 2025, the commitment fee was 17.5 basis points.
3.25% Senior Notes
In June 2016, the Company issued $600.0 million in aggregate principal amount of 3.25% senior unsecured notes due June 15, 2026 (the "Senior Notes due 2026"). The Senior Notes due 2026 bear interest at a fixed rate of 3.25% per annum, payable semi-annually on June 15 and December 15 beginning on December 15, 2016. The Company incurred and deferred $5.4 million in financing costs in connection with the Senior Notes due 2026.
On August 18, 2025, using the net proceeds from the Senior Notes due 2030 (as defined below), together with borrowings under the amended credit agreement and cash on hand, the Company satisfied and discharged the Senior Notes due 2026 by irrevocably depositing funds in an amount sufficient to satisfy all remaining principal and interest payments. These funds were deposited with Wilmington Trust, National Association as trustee under the indenture dated as of June 13, 2016, as supplemented by First Supplemental Indenture dated as of June 13, 2016 (the "Indenture"). As a result of the satisfaction and discharge, the Company was released from its remaining obligations under the Senior Notes due 2026 and the Indenture, except those obligations in the Indenture that expressly survive the satisfaction and discharge.
Holders of the Senior Notes due 2026 will receive payment of principal on the scheduled maturity date and payment of interest at the per annum rate on the dates set forth in the Indenture. Accordingly, the satisfaction and discharge represents an in-substance defeasance (as defined under Accounting Standards Codification ("ASC") Topic 405 "Liabilities"). Therefore, the Senior Notes due 2026 remain on the Company’s Condensed Consolidated Balance Sheets as of September 30, 2025 and will continue to accrete to their par value over the period until maturity in June 2026. Additionally, the related trust assets are included in Restricted investments on the Company’s Condensed Consolidated Balance Sheets as of September 30, 2025.
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
The indenture governing the Senior Notes due 2030 contains negative covenants that limit the Company's and certain of its subsidiaries' ability to engage in certain transactions and are subject to material exceptions described in the indenture governing the Senior Notes due 2030. The Company incurred and deferred $5.5 million in financing costs in connection with the Senior Notes due 2030.
Interest Expense
Interest expense, which includes amortization of deferred financing costs, bank fees, capitalized interest for long term property and equipment projects and interest expense under the credit and other long-term debt facilities, was $14.9 million and $21.7 million for the three and six months ended September 30, 2025, respectively (three and six months ended September 30, 2024: $6.1 million and $11.7 million, respectively).
Maturity of Long-Term Debt
The following are the scheduled maturities of long-term debt as of September 30, 2025:

Fiscal year ending March 31,
2026 (six months ending)	$—
2027	600,000
2028	—
2029	—
2030	—
2031 and thereafter	600,000
Total scheduled maturities of long-term debt	$1,200,000
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
Consolidated Kenney Derivative Litigation
In June and July 2018, two purported stockholder derivative complaints were filed in Maryland state court (the "State Court"), in cases captioned Kenney v. Plank, et al. (filed June 29, 2018) and Luger v. Plank, et al. (filed July 26, 2018), respectively. The cases were consolidated on October 19, 2018 under the caption Kenney v. Plank, et. al. The consolidated complaint in the Kenney action named Mr. Plank, certain other current and former members of the Company's Board of Directors, certain former Company executives, and Sagamore Development Company, LLC ("Sagamore") as defendants, and named the Company as a nominal defendant. The consolidated complaint asserted breach of fiduciary duty, unjust enrichment, and corporate waste claims against the individual defendants and asserted a claim against Sagamore for aiding and abetting certain of the alleged breaches of fiduciary duty. The consolidated complaint sought damages on behalf of the Company and certain corporate governance related actions.
The consolidated complaint included allegations challenging, among other things, the Company's disclosures related to growth and consumer demand for certain of the Company's products, as well as stock sales by certain individual defendants. The consolidated complaint also made allegations related to the Company's 2016 purchase from entities controlled by Mr. Plank (through Sagamore) of certain parcels of land to accommodate the Company's growth needs, which was approved by the Audit Committee of the Company's Board of Directors in accordance with the Company's policy on transactions with related persons.
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
In October 2021, the State Court issued an order consolidating the Cordell and Salo actions with the consolidated Kenney action into a single consolidated derivative action (the "Consolidated Kenney Derivative Action").
On October 27, 2023, an additional purported stockholder derivative complaint was filed in the State Court by four purported stockholders, in a case captioned Viskovich, et al. v. Plank, et al. (the “Viskovich Action”). On March 20, 2024, the State Court issued an order consolidating the Viskovich Action into the Consolidated Kenney Derivative Action.
As previously disclosed, on May 7, 2025, the parties in the Consolidated Kenney Derivative Action and the Consolidated Paul Derivative Action described below (together, the “Derivative Actions”) executed a formal stipulation of settlement memorializing the complete terms of a proposed settlement resolving the Derivative Actions (the "Settlement Agreement"). Amongst other things, the Settlement Agreement provides that (a) the Company will implement various corporate governance measures for a period of three years from the time that the settlement becomes final and non-appealable; and (b) a payment of $8.9 million, less any award of attorneys’ fees and costs to counsel for the plaintiffs, will be made to the Company on behalf of the defendants and will be funded using insurance proceeds. In exchange, the plaintiffs, the Company, and Under Armour stockholders derivatively on behalf of the Company, will grant customary releases in favor of the defendants of all of claims that were or could have been asserted in the Derivative Actions. On July 10, 2025, the plaintiffs in the Consolidated Kenney Derivative Action filed a motion requesting final approval of the Settlement Agreement by the State Court. On August 14, 2025, the State Court held a final approval hearing for the Settlement Agreement. On August 18, 2025, the State Court issued an order that, among other things, granted the motion for final approval of the Settlement Agreement and dismissed the Consolidated Kenney Derivative Action with prejudice (the “Judgment”). An order closing the case was issued on October 20, 2025.
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
In February 2024, Paul filed a notice of appeal to the U.S. Court of Appeals for the Fourth Circuit (the "Fourth Circuit") from the decisions by the District Court on September 27, 2023 and January 9, 2024. Briefing on the appeal was completed as of July 22, 2024.
On May 7, 2025, while the appeal was pending, the parties in the Derivative Actions entered into the Settlement Agreement, which memorializes the terms of a settlement resolving those cases. A description of the Settlement Agreement, the settlement approval proceedings in the State Court, and the Judgment approving the Settlement Agreement is set forth above. On September 18, 2025, pursuant to the Settlement Agreement and in accordance with the Judgment, the parties to the appeal filed in the Fourth Circuit a joint stipulation requesting the voluntary dismissal of the appeal. On September 19, 2025, the Fourth Circuit issued an order granting that request and dismissing the appeal.
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

In connection with the matters described above, the Consolidated Securities Action, and previously disclosed government investigations, the Company provided notice of claims under multiple director and officer liability insurance policy periods. While the Company’s director and officer insurance carriers from each policy period have funded a portion of the payment in connection with the previously disclosed settlement of the Consolidated Securities Action, the Company remains in litigation with certain of its insurance carriers regarding coverage with respect to one of these policy periods. On March 26, 2024, the District Court issued a decision and order that obligated these insurance carriers to provide coverage. On April 25, 2024, the insurance carriers filed a motion for entry of judgment or leave to appeal the March 26, 2024 decision. The Company opposed the insurance carriers’ motion, and briefing on the motion was completed on May 23, 2024. On December 19, 2024, the District Court granted the insurance carriers’ motion for entry of final judgment with respect to the District Court’s March 26, 2024 decision and stayed further proceedings in the District Court pending the Fourth Circuit’s resolution of the insurance carriers’ appeal with respect to the District Court’s March 26, 2024 decision. On January 16, 2025, the insurance carriers filed a notice of appeal. Briefing on the insurance carriers' appeal was completed as of July 25, 2025, and the appeal remains pending. Oral argument occurred on October 22, 2025. If the Fourth Circuit reverses the District Court’s decision, the Company may be required to repay the settlement amount funded by the insurance carriers, as well as any defense costs from the Consolidated Securities Action paid by these insurance carriers. The $90 million of insurance proceeds recognized as of September 30, 2025 remains subject to the litigation by the insurance carriers.
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

NOTE 9. STOCKHOLDERS' EQUITY
The Company's Class A Common Stock and Class B Convertible Common Stock have an authorized number of 400.0 million shares and 34.45 million shares, respectively, and each have a par value of $0.0003 1/3 per share as of September 30, 2025. Holders of Class A Common Stock and Class B Convertible Common Stock have identical rights, including liquidation preferences, except that the holders of Class A Common Stock are entitled to one vote per share and holders of Class B Convertible Common Stock are entitled to 10 votes per share on all matters submitted to a stockholder vote. Class B Convertible Common Stock may only be held by Kevin Plank, the Company's founder, President and Chief Executive Officer, or a related party of Mr. Plank, as defined in the Company's charter. As a result, Mr. Plank has a majority voting control over the Company. Upon the transfer of shares of Class B Convertible Common Stock to a person other than Mr. Plank or a related party of Mr. Plank, the shares automatically convert into shares of Class A Common Stock on a one-for-one basis. In addition, all of the outstanding shares of Class B Convertible Common Stock will automatically convert into shares of Class A Common Stock on a one-for-one basis upon the death or disability of Mr. Plank or on the record date for any stockholders' meeting upon which the shares of Class A Common Stock and Class B Convertible Common Stock beneficially owned by Mr. Plank is less than 15% of the total shares of Class A Common Stock and Class B Convertible Common Stock outstanding or upon the other events specified in the Class C Articles Supplementary to the Company's charter as documented below. Holders of the Company's common stock are entitled to receive dividends when and if authorized and declared out of assets legally available for the payment of dividends.
The Company's Class C Common Stock has an authorized number of 400.0 million shares and has a par value of $0.0003 1/3 per share as of September 30, 2025. The terms of the Class C Common Stock are substantially identical to those of the Company's Class A Common Stock, except that the Class C Common Stock has no voting rights (except in limited circumstances), will automatically convert into Class A Common Stock under certain circumstances and includes provisions intended to ensure equal treatment of Class C Common Stock and Class B Convertible Common Stock in certain corporate transactions, such as mergers, consolidations, statutory share exchanges, conversions or negotiated tender offers, and including consideration incidental to these transactions.

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
During the three months ended September 30, 2025, under the above authorization, the Company repurchased $25 million of Class C Common Stock and received a total of 5.2 million shares, which were immediately retired. The shares of Class C Common Stock were repurchased in the open market at prevailing market prices under a plan designed to comply with Rule 10b5-1 and Rule 10b-18 under the Securities and Exchange Act of 1934, as amended, with the timing and actual number of shares repurchased depending upon market conditions and other factors. As a result, $25.0 million was recorded to retained earnings to reflect the difference between the market price of the Class C Common Stock repurchased and its par value. No shares were repurchased under the share repurchase program during the three months ended June 30, 2025.
During the six months ended September 30, 2024, under the above authorization, the Company repurchased $40 million of Class C Common Stock through accelerated share repurchase transactions and received a total of 5.9 million shares, which were immediately retired. As a result, $40.9 million was recorded to retained earnings to reflect the difference between the market price of the Class C Common Stock repurchased and its par value. No shares were repurchased under the share repurchase program during the three months ended September 30, 2024.
As of the date of this Quarterly Report on Form 10-Q, the Company has repurchased a total of $115 million or 18.0 million outstanding shares of its Class C Common Stock, leaving approximately $385 million remaining under its current share repurchase program.

NOTE 10. REVENUES
The following tables summarize the Company's net revenues, disaggregated by product category and distribution channels:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Net revenues by product category:
Apparel	$936,483	$947,188	$1,683,075	$1,704,980
Footwear	263,626	312,760	529,481	623,149
Accessories	113,077	116,381	213,155	208,926
Net Sales	1,313,186	1,376,329	2,425,711	2,537,055
License revenues	28,984	24,796	53,346	46,467
Corporate Other	(8,790)	(2,102)	(11,609)	(834)
Total net revenues	$1,333,380	$1,399,023	$2,467,448	$2,582,688

Net revenues by distribution channel:
Wholesale	$775,050	$825,993	$1,424,100	$1,506,506
Direct-to-consumer	538,136	550,336	1,001,611	1,030,549
Net Sales	1,313,186	1,376,329	2,425,711	2,537,055
License revenues	28,984	24,796	53,346	46,467
Corporate Other	(8,790)	(2,102)	(11,609)	(834)
Total net revenues	$1,333,380	$1,399,023	$2,467,448	$2,582,688

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

	September 30, 2025	March 31, 2025
Customer refund liability	$134,957	$146,021
Inventory associated with reserves for sales returns	$30,329	$33,609
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
The following table summarizes the change in the contract liabilities balance during the six months ended September 30, 2025, which primarily results from the timing differences between the Company's satisfaction of performance obligations and the customer's payment.

Total Contract Liabilities
Balance as of March 31, 2025	$34,342
Revenues deferred	36,366
Revenues recognized (1)	(41,172)
Foreign exchange and other	(49)
Balance as of September 30, 2025	$29,487
(1) Includes approximately $10.3 million of revenue from gift cards, including breakage, and subscription revenues that were previously included in contract liabilities as of March 31, 2025. Loyalty points are not separately identifiable and therefore revenues recognized from the redemption of loyalty points consists of both points that were included in the liability balance at the beginning of the period and those that were issued during the period.

NOTE 11. RESTRUCTURING AND RELATED CHARGES
During Fiscal 2025, the Company's Board of Directors approved a restructuring plan (the "2025 restructuring plan") designed to strengthen and support the Company's financial and operational efficiencies. The 2025 restructuring plan is expected to include up to $160 million of pre-tax restructuring and related charges, consisting of up to $90 million in cash-related charges, including approximately $30 million in employee severance and benefits costs and $60 million related to various transformational initiatives; and up to $70 million in non-cash charges, including approximately $7 million in employee severance and benefits costs and $63 million in facility, software, and other asset-related charges and impairments. The 2025 restructuring plan is expected to be substantially complete by the end of Fiscal 2026.
Restructuring and related charges recorded during the three and six months ended September 30, 2025 and September 30, 2024 were primarily North America related and are included within Corporate Other. The following table summarizes the costs recorded during the periods indicated, as well as the current estimate of remaining charges expected to be incurred in connection with the 2025 restructuring plan:

	Three Months Ended September 30,		Six Months Ended September 30,		Estimated Charges Remaining to be Incurred(1)
	2025	2024	2025	2024
Costs recorded in restructuring charges:
Employee-related costs	$3,979	$1,393	$8,628	$11,738
Facility-related costs(2)	21,947	4,457	28,258	12,495
Other restructuring costs	5,980	(2,638)	7,848	4,065
Total costs recorded in restructuring charges	$31,906	$3,212	$44,734	$28,298	$5,297
Costs recorded in selling, general and administrative expenses:
Employee related costs	$719	$938	$719	$9,460
Other transformation initiatives	3,726	1,786	11,985	1,921
Total costs recorded in selling, general and administrative expenses	$4,445	$2,724	$12,704	$11,381	$8,103
Total restructuring and related charges	$36,351	$5,936	$57,438	$39,679	$13,400
(1) Estimated restructuring and related charges reflect the high-end of the range of the total estimated charges expected to be incurred by the Company in connection with the 2025 restructuring plan.
(2) Facility-related costs for the three and six months ended September 30, 2025 includes an impairment charge of $15.9 million relating to the previously disclosed decision to exit the Company's distribution facility in Rialto, California.

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
A summary of the activity in the restructuring reserve related to the Company's 2025 restructuring plan for the six months ended September 30, 2025 is as follows:

	Employee Related Costs	Facility Related Costs	Other Restructuring Related Costs
Balance as of March 31, 2025	$3,935	$712	$10,698
Net additions (recoveries) charged to expense (1)	8,628	1,734	7,837
Cash payments	(5,078)	(2,089)	(15,461)
Foreign exchange and other	36	2	19
Balance as of September 30, 2025	$7,521	$359	$3,093
(1) Amount excludes approximately $26.5 million of non-cash facility-related and other charges recorded during the six months ended September 30, 2025.

NOTE 12. STOCK-BASED COMPENSATION
The Under Armour, Inc. Fourth Amended and Restated 2005 Omnibus Long-Term Incentive Plan as amended (the "2005 Plan") provides for the issuance of stock options, restricted stock, restricted stock units and other equity awards to officers, directors, key employees and other persons. The 2005 Plan terminates in 2033. As of September 30, 2025, 8.4 million Class A shares and 20.3 million Class C shares are available for future grants of awards under the 2005 Plan.

Awards Granted to Employees and Non-Employee Directors
Total stock-based compensation expense associated with awards granted to employees and non-employee directors for the three and six months ended September 30, 2025 was $11.2 million and $21.9 million, respectively (three and six months ended September 30, 2024: $11.0 million and $25.4 million, respectively). As of September 30, 2025, the Company had $78.3 million of unrecognized compensation expense related to these awards expected to be recognized over a weighted average period of 2.26 years. The unrecognized expense does not include any expense related to performance-based restricted stock unit awards for which the performance targets have been deemed improbable as of September 30, 2025. Refer to "Stock Options" and "Restricted Stock and Restricted Stock Unit Awards" below for further information on these awards. A summary of each of these plans is as follows:
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
The receipt of the shares otherwise deliverable upon vesting of the restricted stock units automatically defers into deferred stock units under the DSU Plan. Under the DSU Plan each deferred stock unit represents the Company’s obligation to issue one share of the Company's Class A or Class C Common Stock with the shares delivered six months following the termination of the director's service. The Company had 1.3 million deferred stock units outstanding as of September 30, 2025.
Employee Stock Purchase Plan
The Company's Employee Stock Purchase Plans (the "ESPPs") allow for the purchase of Class A Common Stock and Class C Common Stock by all eligible employees at a 15% discount from fair market value subject to certain limits as defined in the ESPPs. As of September 30, 2025, the Company had 2.7 million Class A shares and 1.9 million Class C shares available for future purchases under the ESPPs. During the three and six months ended September 30, 2025, 0.2 million and 0.3 million Class C shares were purchased under the ESPPs, respectively (three and six months ended September 30, 2024: 0.1 million and 0.2 million Class C shares, respectively).
Awards granted to Certain Marketing and Other Partners
In addition to the plans discussed above, the Company may also, from time to time, issue deferred stock units or restricted stock units to certain of our marketing and other partners in connection with their entering into endorsement or other service agreements with the Company. The terms of each agreement set forth the number of units to be granted and the delivery dates for the shares, which range over a multi-year period, depending on the contract. Total stock-based compensation expense related to these awards for the three and six months ended September 30, 2025 was $1.6 million and $3.4 million, respectively (three and six months ended September 30, 2024: $1.8 million and $3.7 million, respectively). As of September 30, 2025, the Company had $61.4 million of unrecognized compensation expense associated with these awards expected to be recognized over a weighted average period of 8.90 years.

Summary by Award Classification:
Stock Options
A summary of the Company's stock options activity for the six months ended September 30, 2025 is presented below:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value
Outstanding as of March 31, 2025	1,356	$16.68	3.31	$—
Granted, at fair market value	150	6.20	9.63
Exercised	—	—	—
Forfeited or expired	—	—	—
Outstanding as of September 30, 2025	1,506	$15.63	3.49	$—
Exercisable as of September 30, 2025	1,356	$16.68	2.81	$—
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
The following table summarizes the weighted-average fair value of options granted and weighted-average assumptions used. No options were granted during the three months ended September 30, 2025 or during the three and six months ended September 30, 2024.

Six Months Ended September 30, 2025
Weighted-average fair value of options granted	$3.40
Weighted-average assumptions used:
Expected volatility	51.7%
Expected dividend yield	0.0%
Expected life	6.25 years
Risk-free rate	4.18%
Exercise price	$6.20

Restricted Stock and Restricted Stock Unit Awards
A summary of the Company's restricted stock and restricted stock unit awards activity for the six months ended September 30, 2025 is presented below:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2025	22,976	$7.58
Granted	8,973	6.12
Forfeited(1)	(1,286)	7.62
Vested	(4,182)	8.20
Outstanding as of September 30, 2025	26,481	$6.55
(1) Includes 0.5 million of performance-based restricted stock units awarded to certain executives and key employees under the 2005 Plan during Fiscal 2023, which have been fully forfeited due to the failure to meet the financial performance conditions.

The awards outstanding as of September 30, 2025 in the table above includes the following performance-based restricted stock units that were awarded to certain executives and key employees under the 2005 Plan:
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
•0.9 million performance-based restricted stock units, granted during Fiscal 2024, with a weighted average fair value of $6.93. These awards have financial performance conditions with vesting that is tied to the achievement of certain revenue and operating income targets. As of September 30, 2025, the Company continued to deem the achievement of the targets for these awards to be improbable and as such, no stock-based compensation expense was recorded during the three and six months ended September 30, 2025.

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

	September 30, 2025			March 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative foreign currency contracts (Note 14)	$—	$(42,814)	$—	$—	$192	$—
Deferred Compensation Plan obligations	$—	$(18,420)	$—	$—	$(16,830)	$—
TOLI policies held by the Rabbi Trust	$—	$10,168	$—	$—	$8,726	$—
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
Fair value of Restricted Investments
The Company holds restricted investments in U.S. dollar-denominated non-callable government securities, consisting of United States Treasury Bills, which were irrevocably transferred to an escrow trust account to satisfy and discharge the Company’s Senior Notes due 2026. The assets in the escrow trust account may not be used for any purpose other than to satisfy the remaining interest payments and repay the principal amount of the Senior Notes due 2026. Investment returns on those trust assets are for the account of the Company (after satisfaction of all amounts payable in connection with the Senior Notes due 2026). These investments, which are included within Restricted investments on the Condensed Consolidated Balance Sheets, are not remeasured to fair value since its carrying value approximates fair value based on the nature of the investment being a short-term fixed income security. As of September 30, 2025, the carrying value was $604.1 million.
The Company also holds certain restricted investments relating to its captive insurance program, which are measured at fair value using level 2 inputs. The fair value of these investments, which are included in Other current assets and Other long-term assets on the Condensed Consolidated Balance Sheets, was $10.5 million as of September 30, 2025.
Fair value of Long-Term Debt
The Company's long term debt is not remeasured to fair value since its carrying value approximates fair value based on the variable nature of interest rates and current market rates available to the Company. The estimated fair value of long-term debt is based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2). As of September 30, 2025, the estimated fair value of the Company's Senior Notes was $994.7 million (March 31, 2025: $583.9 million).
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
The Company may elect to designate certain derivatives as hedging instruments in accordance with ASC Topic 815 "Derivatives and Hedging". The Company formally documents all relationships between designated hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking hedge transactions. This process includes linking all derivatives designated as hedges to forecasted cash flows and assessing, both at inception and on an ongoing basis, the effectiveness of the hedging relationships.
The Company's foreign exchange risk management program consists of designated cash flow hedges and undesignated hedges. As of September 30, 2025, the Company has hedge instruments primarily for British Pound/

U.S. Dollar, Euro/U.S. Dollar, U.S. Dollar/Chinese Renminbi, U.S. Dollar/Mexican Peso, U.S. Dollar/Canadian Dollar and U.S. Dollar/Japanese Yen currency pairs.
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

	September 30, 2025	March 31, 2025
Derivatives designated as hedging instruments
Prepaid expenses and other current assets, net	$2,618	$13,137
Other long-term assets	1,328	507
Total derivative assets designated as hedging instruments	$3,946	$13,644

Other current liabilities	$35,996	$6,359
Other long-term liabilities	9,716	5,581
Total derivative liabilities designated as hedging instruments	$45,712	$11,940

Derivatives not designated as hedging instruments
Prepaid expenses and other current assets, net	$—	$78
Total derivative assets not designated as hedging instruments	$—	$78

Other current liabilities	$1,048	$1,590
Total derivative liabilities not designated as hedging instruments	$1,048	$1,590

The following table presents the amounts in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items:

	Three Months Ended September 30,				Six Months Ended September 30,
	2025		2024		2025		2024
	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Net revenues	$1,333,380	$(9,044)	$1,399,023	$(3,229)	$2,467,448	$(11,941)	$2,582,688	$(3,154)
Cost of goods sold	$702,796	$3,213	$702,891	$(410)	$1,290,368	$8,875	$1,323,881	$(3,571)
Interest income (expense), net	$(8,605)	$(10)	$(1,747)	$(9)	$(12,656)	$(19)	$597	$(18)
Other income (expense), net	$(942)	$—	$(3,420)	$—	$(5,637)	$—	$(6,150)	$—

The following tables present the amounts affecting the Condensed Consolidated Statements of Comprehensive Income (Loss) from derivatives designated as cash flow hedges:

	Balance as of June 30, 2025	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of September 30, 2025
Foreign currency contracts	$(58,566)	$11,615	$(5,831)	$(41,120)
Interest rate swaps	(377)	—	(10)	(367)
Total designated as cash flow hedges	$(58,943)	$11,615	$(5,841)	$(41,487)

	Balance as of June 30, 2024	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of September 30, 2024
Foreign currency contracts	$12,797	$(38,740)	$(3,639)	$(22,304)
Interest rate swaps	(413)	—	(9)	(404)
Total designated as cash flow hedges	$12,384	$(38,740)	$(3,648)	$(22,708)

	Balance as of March 31, 2025	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of September 30, 2025
Foreign currency contracts	$7,081	$(51,267)	$(3,066)	$(41,120)
Interest rate swaps	(386)	—	(19)	(367)
Total designated as cash flow hedges	$6,695	$(51,267)	$(3,085)	$(41,487)

	Balance as of March 31, 2024	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of September 30, 2024
Foreign currency contracts	$(10,645)	$(18,384)	$(6,725)	$(22,304)
Interest rate swaps	(422)	—	(18)	(404)
Total designated as cash flow hedges	$(11,067)	$(18,384)	$(6,743)	$(22,708)

The following table presents the amounts in the Condensed Consolidated Statements of Operations in which the effects of undesignated derivative instruments are recorded and the effects of fair value hedge activity on these line items:

	Three Months Ended September 30,				Six Months Ended September 30,
	2025		2024		2025		2024
	Total	Amount of Gain (Loss) on Fair Value Hedge Activity	Total	Amount of Gain (Loss) on Fair Value Hedge Activity	Total	Amount of Gain (Loss) on Fair Value Hedge Activity	Total	Amount of Gain (Loss) on Fair Value Hedge Activity
Other income (expense), net	$(942)	$2,195	$(3,420)	$3,541	$(5,637)	$(1,136)	$(6,150)	$4,592

Cash Flow Hedges
The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions generated by its international subsidiaries in currencies other than their local currencies. These gains and losses are driven by non-functional currency generated revenue, non-functional currency inventory purchases and certain other intercompany transactions. The Company enters into foreign currency contracts to reduce the risk associated with the foreign currency exchange rate fluctuations on these transactions. Certain contracts are designated as cash flow hedges. As of September 30, 2025, the aggregate notional value of the Company's outstanding cash flow hedges was $1,453.0 million (March 31, 2025: $1,113.6 million), with contract maturities ranging from one to twenty-four months.
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
Undesignated Derivative Instruments
The Company has entered into foreign exchange forward contracts to mitigate the change in fair value of specific assets and liabilities on the Condensed Consolidated Balance Sheets. Undesignated instruments are recorded at fair value as a derivative asset or liability on the Condensed Consolidated Balance Sheets with their corresponding change in fair value recognized in other expense, net, together with the re-measurement gain or loss from the hedged balance sheet position. As of September 30, 2025, the total notional value of the Company's outstanding undesignated derivative instruments was $406.5 million (March 31, 2025: $450.7 million).
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

NOTE 15. PROVISION FOR INCOME TAXES
The Company generally computes its quarterly income tax provision under the effective tax rate method by applying an estimated anticipated annual effective rate to the Company's year-to-date earnings, except for significant and unusual or extraordinary transactions. Losses from jurisdictions for which no benefit can be recognized are excluded from the overall computations of the estimated annual effective tax rate and a separate estimated annual effective tax rate is computed and applied to earnings in the loss jurisdiction. Income tax provision for any significant and unusual or extraordinary transactions are computed and recorded in the period in which the specific transaction occurs.
In instances where the estimated anticipated annual effective tax rate is hypersensitive to changes in forecasted annual pre-tax earnings, it can result in the annual effective tax rate method being deemed unreliable for quarterly financial reporting purposes. When this occurs, a discrete tax computation based on actual year-to-date results is the most appropriate method for computing income tax expense.
For the three and six months ended September 30, 2025, the Company concluded that a discrete computation of its tax expense was the most appropriate method. For the comparable three and six months ended September 30, 2024, the Company computed tax expense under the annual effective tax rate method.
The effective rates for income taxes were 345.9% and (1.3)% for the three months ended September 30, 2025 and 2024, respectively. The increase in the Company's effective tax rate was primarily driven by year over year changes in actual and forecasted pre-tax earnings, the impact of U.S taxation of foreign earnings, increased global minimum taxes and valuation allowances on increased U.S. interest expense carryforwards.
The effective rates for income taxes were 1,121.3% and (2.3)% for the six months ended September 30, 2025 and 2024, respectively. The increase in the Company's effective tax rate was primarily driven by year over year changes in actual and forecasted pre-tax earnings, the impact of U.S taxation of foreign earnings, increased global minimum taxes and valuation allowances on increased U.S. interest expense carryforwards.
The United States enacted the budget reconciliation H.R. 1, referred to as One Big Beautiful Bill Act (“OBBBA”) on July 4, 2025. The OBBBA includes a broad range of tax reform provisions, including modifications to U.S. taxation on foreign earnings, the restoration of bonus depreciation and research expensing and other U.S. corporate tax provisions. While the Company is continuing to assess the impact of the legislation, it did not have a material impact to the Company’s financial statements for the three and six months ended September 30, 2025.
Valuation Allowance
The Company evaluates on a quarterly basis whether the deferred tax assets are realizable which requires significant judgment. The Company considers available positive and negative evidence, including historical operating performance and expectations of future operating performance. To the extent the Company believes it is more likely than not that all or some portion of the asset will not be realized, valuation allowances are established against the Company's deferred tax assets, which increase income tax expense in the period when such a determination is made.
As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of September 30, 2025, for the Company's U.S. federal interest expense carryforwards and the majority of the U.S. states and certain foreign taxing jurisdictions, the Company believes the weight of the negative evidence continues to outweigh the positive evidence regarding the realization of these deferred tax assets and has maintained valuation allowances against these assets.
The Company currently has valuation allowances on all of its deferred tax assets in China. The Company's current forecast for China taxable earnings indicates that it is reasonably possible that its deferred taxes could be realizable in that jurisdiction during the current fiscal year-end based on a near term trend towards three-year cumulative taxable earnings. The actualization of these forecasted results may potentially outweigh the negative evidence, resulting in a reversal of the previously recorded valuation allowances in China. The release of valuation allowances would result in a benefit to income tax expense in the period the release is recorded, which could have a material impact on net income. The timing and amount of the potential valuation allowance release are subject to significant management judgment, as well as prospective taxable earnings in China.
Additionally, the Company is actively monitoring the global trade environment due to recent tariff increases and is actively implementing mitigation strategies. If the Company is unable to mitigate the impacts of tariffs or if the Company incurs other material increased expenditures, it may negatively impact its ability to realize U.S. federal net deferred tax assets requiring the recording of a material valuation allowance. The Company will continue to evaluate its ability to realize its net deferred tax assets on a quarterly basis.

NOTE 16. EARNINGS PER SHARE
The following represents a reconciliation from basic net income (loss) per share to diluted net income (loss) per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Numerator
Net income (loss)	$(18,814)	$170,382	$(21,426)	$(135,044)
Denominator
Weighted average common shares outstanding Class A, B and C - Basic	428,350	432,225	427,736	433,950
Dilutive effect of Class A, B, and C securities(1)	—	3,460	—	—
Weighted average common shares and dilutive securities outstanding Class A, B, and C	428,350	435,685	427,736	433,950

Class A and Class C securities excluded as anti-dilutive (2)	14,104	12,064	15,543	15,022

Basic net income (loss) per share of Class A, B and C common stock	$(0.04)	$0.39	$(0.05)	$(0.31)
Diluted net income (loss) per share of Class A, B and C common stock	$(0.04)	$0.39	$(0.05)	$(0.31)
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

NOTE 17. SEGMENT DATA
The Company's operating segments are based on how the President and Chief Executive Officer, who has been identified as the Chief Operating Decision Maker ("CODM"), makes decisions about allocating resources and assessing performance.
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
The following tables summarize the Company's net revenues, significant expenses and operating income (loss) by its geographic segments, including a reconciliation to income before taxes. Other segment expenses generally include cost of goods sold, as well as selling, general and administrative costs including compensation-related expenses, facility-related expenses, selling and distribution expenses, consulting expenses, depreciation and amortization, bad debt, and other miscellaneous expenses. Intercompany balances are eliminated in consolidation and are not reviewed when evaluating segment performance.

	Three Months Ended September 30, 2025
	North America	EMEA	Asia-Pacific	Latin America	Total Reportable Segments	Corporate Other	Total
Net revenues	$791,502	$317,679	$179,175	$53,814	$1,342,170	$(8,790)	$1,333,380
Less:
Marketing and advertising costs	60,981	39,237	22,779	4,267	127,264	26,698	153,962
Other segment expenses(1)	592,565	225,841	128,321	44,951	991,678	170,694	1,162,372
Total operating income (loss)	$137,956	$52,601	$28,075	$4,596	$223,228	$(206,182)	$17,046
Interest income (expense), net							(8,605)
Other income (expense), net							(942)
Income (loss) before income taxes							$7,499
(1) Other segment expenses within Corporate Other includes $36.4 million of restructuring and related charges incurred under the 2025 restructuring plan (refer to Note 11).

	Three Months Ended September 30, 2024
	North America	EMEA	Asia-Pacific	Latin America	Total Reportable Segments	Corporate Other	Total
Net revenues	$863,345	$283,178	$207,661	$46,941	$1,401,125	$(2,102)	$1,399,023
Less:
Marketing and advertising costs	51,941	24,571	24,931	1,514	102,957	22,652	125,609
Other segment expenses(1)	594,145	207,012	148,516	33,256	982,929	117,405	1,100,334
Total operating income (loss)	$217,259	$51,595	$34,214	$12,171	$315,239	$(142,159)	$173,080
Interest income (expense), net							(1,747)
Other income (expense), net							(3,420)
Income (loss) before income taxes							$167,913
(1) Other segment expenses within Corporate Other includes $5.9 million of restructuring and related charges incurred under the 2025 restructuring plan (refer to Note 11) and $13 million of recoveries related to the settlement of the Class Action Securities litigation (refer to Note 10 of the Consolidated Financial Statements in Part II, Item 8 of the Company's Annual Report on Form 10-K for Fiscal 2025).

	Six Months Ended September 30, 2025
	North America	EMEA	Asia-Pacific	Latin America	Total Reportable Segments	Corporate Other	Total
Net revenues	$1,461,821	$566,286	$342,561	$108,389	$2,479,057	$(11,609)	$2,467,448
Less:
Marketing and advertising costs	108,739	58,475	42,535	5,621	215,370	49,350	264,720
Other segment expenses(1)	1,093,689	415,567	257,248	91,566	1,858,070	324,289	2,182,359
Total operating income (loss)	$259,393	$92,244	$42,778	$11,202	$405,617	$(385,248)	$20,369
Interest income (expense), net							(12,656)
Other income (expense), net							(5,637)
Income (loss) before income taxes							$2,076
(1) Other segment expenses within Corporate Other includes $57.4 million of restructuring and related charges incurred under the 2025 restructuring plan (refer to Note 11).

	Six Months Ended September 30, 2024
	North America	EMEA	Asia-Pacific	Latin America	Total Reportable Segments	Corporate Other	Total
Net revenues	$1,572,605	$510,070	$389,497	$111,350	$2,583,522	$(834)	$2,582,688
Less:
Marketing and advertising costs	92,115	59,675	49,388	3,063	204,241	42,703	246,944
Other segment expenses(1)	1,115,342	378,344	295,960	80,945	1,870,591	591,801	2,462,392
Total operating income (loss)	$365,148	$72,051	$44,149	$27,342	$508,690	$(635,338)	$(126,648)
Interest income (expense), net							597
Other income (expense), net							(6,150)
Income (loss) before income taxes							$(132,201)
(1) Other segment expenses within Corporate Other includes $39.7 million of restructuring and related charges incurred under the 2025 restructuring plan (refer to Note 11) and $261 million of litigation expense, net of insurance proceeds, related to the settlement of the Class Action Securities litigation (refer to Note 10 of the Consolidated Financial Statements in Part II, Item 8 of the Company's Annual Report on Form 10-K for Fiscal 2025).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help readers understand our results of operations and financial condition, and is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying Notes to our Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for Fiscal 2025, filed with the Securities Exchange Commission ("SEC") on May 22, 2025, under the captions "Business" and "Risk Factors."
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
Unless otherwise noted: (i) all dollar and percentage comparisons made herein refer to the three and six months ended September 30, 2025 compared to the three and six months September 30, 2024; and (ii) all tabular data is presented in thousands, except share and per share data.

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
Quarterly Results
During the three months ended September 30, 2025, challenging market conditions persisted, particularly in North America and Asia-Pacific, driven by lower consumer demand across both our wholesale and direct-to-consumer channels.
Financial highlights for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 include:
•Total net revenues decreased 4.7%.
•Within our distribution channels, wholesale revenue decreased 6.2% and direct-to-consumer revenue decreased 2.2%.
•Within our product categories, apparel revenue decreased 1.1%, footwear revenue decreased 15.7%, and accessories revenue decreased 2.8%.
•Net revenue decreased 8.3% in North America, increased 12.2% in EMEA, decreased 13.7% in Asia-Pacific and increased 14.6% in Latin America.
•Gross margin decreased 250 basis points to 47.3%.
•Selling, general and administrative expenses increased 11.9%.
2025 Restructuring Plan
During Fiscal 2025, our Board of Directors approved a restructuring plan designed to strengthen and support the Company's financial and operational efficiencies. The 2025 restructuring plan is expected to include up to $160 million of pre-tax restructuring and related charges, consisting of up to $90 million in cash-related charges, including approximately $30 million in employee severance and benefits costs and $60 million related to various transformational initiatives; and up to $70 million in non-cash charges, including approximately $7 million in employee severance and benefits costs and $63 million in facility, software, and other asset-related charges and impairments. The 2025 restructuring plan is expected to be substantially complete by the end of Fiscal 2026.
Restructuring and related charges recorded during the three and six months ended September 30, 2025 and September 30, 2024 were primarily North America related and are included within Corporate Other. The following table summarizes the costs recorded during the periods indicated, as well as the current estimate of remaining charges expected to be incurred in connection with the 2025 restructuring plan:

	Three Months Ended September 30,		Six Months Ended September 30,		Estimated Charges Remaining to be Incurred(1)
	2025	2024	2025	2024
Costs recorded in restructuring charges:
Employee-related costs	$3,979	$1,393	$8,628	$11,738
Facility-related costs(2)	21,947	4,457	28,258	12,495
Other restructuring costs	5,980	(2,638)	7,848	4,065
Total costs recorded in restructuring charges	$31,906	$3,212	$44,734	$28,298	$5,297
Costs recorded in selling, general and administrative expenses:
Employee related costs	$719	$938	$719	$9,460
Other transformation initiatives	3,726	1,786	11,985	1,921
Total costs recorded in selling, general and administrative expenses	$4,445	$2,724	$12,704	$11,381	$8,103
Total restructuring and related charges	$36,351	$5,936	$57,438	$39,679	$13,400
(1) Estimated restructuring and related charges reflect the high-end of the range of the total estimated charges expected to be incurred in connection with the 2025 restructuring plan.
(2) Facility-related costs for the three and six months ended September 30, 2025 includes an impairment charge of $15.9 million relating to the previously disclosed decision to exit the Company's distribution facility in Rialto, California.

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
Macroeconomic Factors and Other Global Events
We are actively monitoring the evolving global trade environment, including recent changes in global trade policy, as well as indirect effects on consumer discretionary spending. We continue to assess the implications for our business and are actively implementing mitigation strategies. However, based on information that is currently available, these changes will have a material impact on our Fiscal 2026 results of operations, including revenue, gross profit and operating income. We currently anticipate a negative impact of approximately $100 million to our cost of goods sold in Fiscal 2026 attributable to increased tariffs, which is expected to impact gross profit by approximately 200 basis points.
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

RESULTS OF OPERATIONS
The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Three Months Ended September 30,				Six Months Ended September 30,
	2025		2024		2025		2024
Net revenues	$1,333,380	100.0%	$1,399,023	100.0%	$2,467,448	100.0%	$2,582,688	100.0%
Cost of goods sold	702,796	52.7%	702,891	50.2%	1,290,368	52.3%	1,323,881	51.3%
Gross profit	630,584	47.3%	696,132	49.8%	1,177,080	47.7%	1,258,807	48.7%
Selling, general and administrative expenses	581,632	43.6%	519,840	37.2%	1,111,977	45.1%	1,357,157	52.5%
Restructuring charges	31,906	2.4%	3,212	0.2%	44,734	1.8%	28,298	1.1%
Income (loss) from operations	17,046	1.3%	173,080	12.4%	20,369	0.8%	(126,648)	(4.9)%
Interest income (expense), net	(8,605)	(0.6)%	(1,747)	(0.1)%	(12,656)	(0.5)%	597	—%
Other income (expense), net	(942)	(0.1)%	(3,420)	(0.2)%	(5,637)	(0.2)%	(6,150)	(0.2)%
Income (loss) before income taxes	7,499	0.6%	167,913	12.0%	2,076	0.1%	(132,201)	(5.1)%
Income tax expense (benefit)	25,940	1.9%	(2,136)	(0.2)%	23,282	0.9%	3,013	0.1%
Income (loss) from equity method investments	(373)	—%	333	—%	(220)	—%	170	—%
Net income (loss)	$(18,814)	(1.4)%	$170,382	12.2%	$(21,426)	(0.9)%	$(135,044)	(5.2)%
Revenues
Net revenues consist of net sales and license revenues. Net sales consist of sales from apparel, footwear and accessories products. Our license revenues primarily consist of fees paid to us by licensees in exchange for the use of our trademarks on their products. The following tables summarize net revenues by product category and distribution channel for the periods indicated:

	Three Months Ended September 30,				Six Months Ended September 30,
	2025	2024	Change ($)	Change (%)	2025	2024	Change ($)	Change (%)
Net Revenues by Product Category:
Apparel	$936,483	$947,188	$(10,705)	(1.1)%	$1,683,075	$1,704,980	$(21,905)	(1.3)%
Footwear	263,626	312,760	(49,134)	(15.7)%	529,481	623,149	(93,668)	(15.0)%
Accessories	113,077	116,381	(3,304)	(2.8)%	213,155	208,926	4,229	2.0%
Net Sales	1,313,186	1,376,329	(63,143)	(4.6)%	2,425,711	2,537,055	(111,344)	(4.4)%
License revenues	28,984	24,796	4,188	16.9%	53,346	46,467	6,879	14.8%
Corporate Other (1)	(8,790)	(2,102)	(6,688)	(318.2)%	(11,609)	(834)	(10,775)	(1292.0)%
Total net revenues	$1,333,380	$1,399,023	$(65,643)	(4.7)%	$2,467,448	$2,582,688	$(115,240)	(4.5)%

Net Revenues by Distribution Channel:
Wholesale	$775,050	$825,993	$(50,943)	(6.2)%	$1,424,100	$1,506,506	$(82,406)	(5.5)%
Direct-to-consumer	538,136	550,336	(12,200)	(2.2)%	1,001,611	1,030,549	(28,938)	(2.8)%
Net Sales	1,313,186	1,376,329	(63,143)	(4.6)%	2,425,711	2,537,055	(111,344)	(4.4)%
License revenues	28,984	24,796	4,188	16.9%	53,346	46,467	6,879	14.8%
Corporate Other (1)	(8,790)	(2,102)	(6,688)	(318.2)%	(11,609)	(834)	(10,775)	(1292.0)%
Total net revenues	$1,333,380	$1,399,023	$(65,643)	(4.7)%	$2,467,448	$2,582,688	$(115,240)	(4.5)%
(1) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program.

Net Sales
Net sales decreased by $63.1 million, or 4.6%, to $1.3 billion during the three months ended September 30, 2025, from $1.4 billion during the three months ended September 30, 2024. Apparel decreased primarily due to unfavorable channel mix and lower average selling prices. Footwear decreased primarily due to lower unit sales and lower average selling prices, partially offset by a favorable channel mix. Accessories decreased primarily due to unfavorable channel mix, partially offset by higher unit sales and higher average selling prices. From a channel perspective, the decrease in net sales was due to a decrease in both wholesale and direct-to-consumer.
Net sales decreased by $111.3 million, or 4.4%, to $2.4 billion during the six months ended September 30, 2025, from $2.5 billion during the six months ended September 30, 2024. Apparel decreased primarily due to lower average selling prices and unfavorable channel mix, partially offset by higher units sold. Footwear decreased primarily due to lower unit sales, lower average selling prices and unfavorable channel mix. Accessories increased primarily due to higher unit sales, partially offset by unfavorable channel mix. From a channel perspective, the decrease in net sales was due to a decrease in both wholesale and direct-to-consumer.
License Revenues
License revenues increased by $4.2 million or 16.9%, to $29.0 million during three months ended September 30, 2025, from $24.8 million during three months ended September 30, 2024. This was primarily due to higher revenues from our international licensing partners.
License revenues increased by $6.9 million or 14.8%, to $53.3 million during six months ended September 30, 2025, from $46.5 million during six months ended September 30, 2024. This was primarily due to higher revenues from our licensing partners in North America and from our international licensing partners.
Gross Profit
Cost of goods sold consists primarily of product costs, tariffs, inbound freight and duty costs, outbound freight costs, handling costs to make products floor-ready to customer specifications, royalty payments to endorsers based on a predetermined percentage of sales of selected products and write downs for inventory obsolescence. In general, as a percentage of net revenues, we expect cost of goods sold associated with our apparel and accessories to be lower than that of our footwear. No cost of goods sold is associated with our license revenues.
We include outbound freight costs associated with shipping goods to customers as cost of goods sold; however, we include the majority of outbound handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound handling costs in their cost of goods sold. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate our distribution facilities. These costs were $20.4 million and $39.9 million for the three and six months ended September 30, 2025, respectively (three and six months ended September 30, 2024: $20.8 million and $38.3 million, respectively).
Gross profit decreased by $65.5 million to $630.6 million during three months ended September 30, 2025, as compared to $696.1 million during three months ended September 30, 2024. Gross profit as a percentage of net revenues, or gross margin, decreased to 47.3% from 49.8%. This decrease in gross margin of approximately 250 basis points was primarily driven by unfavorable impacts of 275 basis points from supply chain, primarily due to the impact of tariffs, and 100 basis points from channel and regional mix. These were partially offset by favorable impacts of 50 basis points from changes in foreign currency, 50 basis points from pricing benefits and 25 basis points from product mix.
Gross profit decreased by $81.7 million to $1.2 billion during six months ended September 30, 2025, as compared to $1.3 billion during six months ended September 30, 2024. Gross profit as a percentage of net revenues, or gross margin, decreased to 47.7% from 48.7%. This decrease in gross margin of approximately 100 basis points was primarily driven by unfavorable impacts of 160 basis points from supply chain, including the impact of tariffs, and 65 basis points from channel and regional mix. These were partially offset by favorable impacts of 60 basis points from pricing benefits, 30 basis points from changes in foreign currency and 25 basis points from product mix.
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

	Three Months Ended September 30,				Six Months Ended September 30,
	2025	2024	Change ($)	Change (%)	2025	2024	Change ($)	Change (%)
Selling, General and Administrative Expenses	$581,632	$519,840	$61,792	11.9%	$1,111,977	$1,357,157	$(245,180)	(18.1)%
Selling, general and administrative expenses increased by $61.8 million, or 11.9%, during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. Within selling, general and administrative expenses:
•Marketing and advertising costs increased $28.4 million or 22.6%. This was primarily due to the timing of marketing spend in the prior year, which was higher during the second half of Fiscal 2025. As a percentage of net revenues, marketing and advertising costs increased to 11.5% from 9.0%.
•Other costs increased $33.4 million or 8.5%, primarily due to a recovery of insurance proceeds in the prior year relating to the settlement of the Company's Consolidated Securities Action litigation (refer to Note 10 of the Consolidated Financial Statements in Part II, Item 8 of the Company's Annual Report on Form 10-K for Fiscal 2025). As a percentage of net revenues, other costs increased to 32.1% from 28.2%.
As a percentage of net revenues, selling, general and administrative expenses increased to 43.6% during the three months ended September 30, 2025 as compared to 37.2% during the three months ended September 30, 2024.

Selling, general and administrative expenses decreased by $245.2 million, or 18.1%, during the six months ended September 30, 2025 as compared to the six months ended September 30, 2024. Within selling, general and administrative expenses:
•Marketing and advertising costs increased $17.8 million or 7.2%. This was primarily due to the timing of marketing spend in the prior year, which was higher during the second half of Fiscal 2025. As a percentage of net revenues, marketing and advertising costs increased to 10.7% from 9.6%.
•Other costs decreased $263.0 million or 23.7%, primarily due to lower litigation reserve expense. Other costs in the prior year included litigation reserve expense relating to the settlement of the Company's Consolidated Securities Action litigation in Fiscal 2025 (refer to Note 10 of the Consolidated Financial Statements in Part II, Item 8 of the Company's Annual Report on Form 10-K for Fiscal 2025). As a percentage of net revenues, other costs decreased to 34.3% from 43.0%.
As a percentage of net revenues, selling, general and administrative expenses decreased to 45.1% during the six months ended September 30, 2025 as compared to 52.5% during the six months ended September 30, 2024.
Restructuring Charges
Restructuring charges within our operating expenses primarily consist of employee severance and benefit costs, various transformational initiatives and facility, software and other asset-related charges and impairments. Refer to Note 11 of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.

	Three Months Ended September 30,				Six Months Ended September 30,
	2025	2024	Change ($)	Change (%)	2025	2024	Change ($)	Change (%)
Restructuring charges	$31,906	$3,212	$28,694	893.3%	$44,734	$28,298	$16,436	58.1%

Restructuring charges increased by $28.7 million during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This was primarily due to higher facility-related charges resulting from an impairment charge of $15.9 million relating to the previously disclosed decision to exit the Company's distribution facility in Rialto, California. Additionally, other restructuring costs increased resulting from a net gain of $5.3 million recognized during the prior year relating to the sale of the MapMyFitness platform and higher employee related costs.
Restructuring charges increased by $16.4 million during the six months ended September 30, 2025 compared to the six months ended September 30, 2024 primarily due to higher facility-related charges resulting from an impairment charge of $15.9 million relating to the previously disclosed decision to exit the Company's distribution facility in Rialto, California.
Interest Income (Expense), net
Interest income (expense), net includes interest income earned on our cash and cash equivalents and restricted investments, amortization of deferred financing costs, bank fees, capitalized interest for long term property and equipment projects and interest expense under the credit and other long-term debt facilities. Refer to Note 7 of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.

	Three Months Ended September 30,				Six Months Ended September 30,
	2025	2024	Change ($)	Change (%)	2025	2024	Change ($)	Change (%)
Interest income (expense), net	$(8,605)	$(1,747)	$(6,858)	(392.6)%	$(12,656)	$597	$(13,253)	(2219.9)%
Interest expense, net increased by $6.9 million to $8.6 million during the three months ended September 30, 2025 compared to interest expense, net of $1.7 million during the three months ended September 30, 2024. This was primarily due to an increase in interest expense resulting from the issuance of the Senior Notes due 2030, partially offset by interest income earned on the restricted investments held to satisfy and discharge the Senior Notes due 2026.
Interest expense, net increased by $13.3 million to $12.7 million during the six months ended September 30, 2025 compared to interest income, net of $0.6 million during the six months ended September 30, 2024. This was primarily due to an increase in interest expense resulting from the issuance of the Senior Notes due 2030, partially offset by interest income earned on the restricted investments held to satisfy and discharge the Senior Notes due 2026.
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

	Three Months Ended September 30,				Six Months Ended September 30,
	2025	2024	Change ($)	Change (%)	2025	2024	Change ($)	Change (%)
Other income (expense), net	$(942)	$(3,420)	$2,478	72.5%	$(5,637)	$(6,150)	$513	8.3%
Other expense, net decreased by $2.5 million to $0.9 million during the three months ended September 30, 2025 compared to $3.4 million during the three months ended September 30, 2024. This was primarily due an increase in sublease income, partially offset by net losses from foreign currency hedges.
Other expense, net decreased by $0.5 million to $5.6 million during the six months ended September 30, 2025 compared to $6.2 million during the six months ended September 30, 2024. This was primarily due an increase in sublease income, offset by net losses from foreign currency hedges.

Income Tax Expense (Benefit)

	Three Months Ended September 30,				Six Months Ended September 30,
	2025	2024	Change ($)	Change (%)	2025	2024	Change ($)	Change (%)
Income tax expense (benefit)	$25,940	$(2,136)	$28,076	1314.4%	$23,282	$3,013	$20,269	672.7%
Income tax expense increased by $28.1 million to $25.9 million during the three months ended September 30, 2025 from income tax benefit of $2.1 million during the three months ended September 30, 2024. For three months ended September 30, 2025, our effective tax rate was 345.9% compared to (1.3)% for the three months ended September 30, 2024. The increase in our effective tax rate was primarily driven by year over year changes in actual and forecasted pre-tax earnings, the impact of U.S. taxation of foreign earnings, increased global minimum taxes and valuation allowances on increased U.S. interest expense carryforwards.

Income tax expense increased by $20.3 million to $23.3 million during the six months ended September 30, 2025 from income tax expense of $3.0 million during the six months ended September 30, 2024. For six months ended September 30, 2025, our effective tax rate was 1,121.3% compared to (2.3)% for the six months ended September 30, 2024. The increase in our effective tax rate was primarily driven by year over year changes in actual and forecasted pre-tax earnings, the impact of U.S. taxation of foreign earnings, increased global minimum taxes and valuation allowances on increased U.S. interest expense carryforwards.

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
The net revenues and operating income (loss) associated with our segments are summarized in the following tables.
Net Revenues

	Three Months Ended September 30,				Six Months Ended September 30,
	2025	2024	Change ($)	Change (%)	2025	2024	Change ($)	Change (%)
North America	$791,502	$863,345	$(71,843)	(8.3)%	$1,461,821	$1,572,605	$(110,784)	(7.0)%
EMEA	317,679	283,178	34,501	12.2%	566,286	510,070	56,216	11.0%
Asia-Pacific	179,175	207,661	(28,486)	(13.7)%	342,561	389,497	(46,936)	(12.1)%
Latin America	53,814	46,941	6,873	14.6%	108,389	111,350	(2,961)	(2.7)%
Corporate Other (1)	(8,790)	(2,102)	(6,688)	(318.2)%	(11,609)	(834)	(10,775)	(1,292.0)%
Total net revenues	$1,333,380	$1,399,023	$(65,643)	(4.7)%	$2,467,448	$2,582,688	$(115,240)	(4.5)%
(1) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program.

North America
Net revenues in our North America region decreased by $71.8 million, or 8.3% during the three months ended September 30, 2025. This was driven by a decrease in both our wholesale and direct-to-consumer channels, partially offset by an increase in license revenues. Within our direct-to-consumer channel, net revenues decreased in both e-commerce and owned and operated retail stores.
Net revenues in our North America region decreased by $110.8 million, or 7.0% during the six months ended September 30, 2025. This was driven by a decrease in both our wholesale and direct-to-consumer channels, partially offset by an increase in license revenues. Within our direct-to-consumer channel, net revenues decreased in both e-commerce and owned and operated retail stores.
EMEA
Net revenues in our EMEA region increased by $34.5 million, or 12.2% during the three months ended September 30, 2025. This was driven by an increase in both our wholesale and direct-to-consumer channels. Within our direct-to-consumer channel, net revenues increased in both owned and operated retail stores and in e-commerce. Net revenues in our EMEA region were also positively impacted by changes in foreign exchange rates.
Net revenues in our EMEA region increased by $56.2 million, or 11.0% during the six months ended September 30, 2025. This was driven by an increase in both our wholesale and direct-to-consumer channels. Within our direct-to-consumer channel, net revenues increased in owned and operated retail stores, partially offset by a decrease in e-commerce. Net revenues in our EMEA region were also positively impacted by changes in foreign exchange rates.
Asia-Pacific
Net revenues in our Asia-Pacific region decreased by $28.5 million, or 13.7% during the three months ended September 30, 2025. This was driven by a decrease in both our wholesale and direct-to-consumer channels, partially offset by an increase in license revenues. Within our direct-to-consumer channel, net revenues decreased in both owned and operated retail stores and in e-commerce.
Net revenues in our Asia-Pacific region decreased by $46.9 million, or 12.1% during the six months ended September 30, 2025. This was driven by a decrease in both our wholesale and direct-to-consumer channels, partially offset by an increase in license revenues. Within our direct-to-consumer channel, net revenues decreased in both e-commerce and in owned and operated retail stores.
Latin America
Net revenues in our Latin America region increased by $6.9 million, or 14.6% during the three months ended September 30, 2025. This was driven by an increase in both our wholesale and direct-to-consumer channels, partially offset by a decrease in license revenues. Within our direct-to-consumer channel, net revenues increased in owned and operated retail stores and was flat in e-commerce.
Net revenues in our Latin America region decreased by $3.0 million, or 2.7% during the six months ended September 30, 2025. This was driven by a decrease in both our wholesale and direct-to-consumer channels, and a decrease in license revenues. Within our direct-to-consumer channel, net revenues decreased in e-commerce, partially offset by an increase in owned and operated retail stores.
Corporate Other
Net revenues in Corporate Other decreased by $6.7 million during the three months ended September 30, 2025. This was primarily driven by foreign currency hedge losses related to revenues generated by entities within our operating segments.
Net revenues in Corporate Other decreased by $10.8 million during the six months ended September 30, 2025. This was primarily driven by foreign currency hedge losses related to revenues generated by entities within our operating segments.

Operating Income (Loss)

	Three Months Ended September 30,				Six Months Ended September 30,
	2025	2024	Change ($)	Change (%)	2025	2024	Change ($)	Change (%)
North America	$137,956	$217,259	$(79,303)	(36.5)%	$259,393	$365,148	$(105,755)	(29.0)%
EMEA	52,601	51,595	1,006	1.9%	92,244	72,051	20,193	28.0%
Asia-Pacific	28,075	34,214	(6,139)	(17.9)%	42,778	44,149	(1,371)	(3.1)%
Latin America	4,596	12,171	(7,575)	(62.2)%	11,202	27,342	(16,140)	(59.0)%
Corporate Other (1)	(206,182)	(142,159)	(64,023)	(45.0)%	(385,248)	(635,338)	250,090	39.4%
Total operating income (loss)	$17,046	$173,080	$(156,034)	(90.2)%	$20,369	$(126,648)	$147,017	116.1%
(1) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program. Corporate Other also includes expenses related to our central supporting functions.

North America
Operating income in our North America region decreased by $79.3 million, or 36.5% during the three months ended September 30, 2025. This was primarily due to a decrease in gross profit, driven by lower net revenues, as discussed above, and higher product input costs resulting from increased tariffs as well as higher marketing and advertising costs. These were partially offset by lower facility-related expenses.
Operating income in our North America region decreased by $105.8 million, or 29.0% during the six months ended September 30, 2025. This was primarily due to a decrease in gross profit, higher marketing and advertising costs and higher selling and distribution expenses, partially offset by lower facility-related expenses. The decrease in gross profit was primarily driven by lower net revenues as discussed above, and higher product costs resulting from increased tariffs, partially offset by lower freight costs.
EMEA
Operating income in our EMEA region increased by $1.0 million, or 1.9% during the three months ended September 30, 2025. This was primarily due to an increase in gross profit driven by higher net revenues, as discussed above, partially offset by higher product input costs and an increase in marketing and advertising costs.
Operating income in our EMEA region increased by $20.2 million, or 28.0% during the six months ended September 30, 2025. This was primarily due to an increase in gross profit and lower facility-related expenses, partially offset by higher compensation expenses and selling and distribution expenses. The increase in gross profit was driven by higher net revenues, as discussed above, partially offset by higher product input costs.
Asia-Pacific
Operating income in our Asia-Pacific region decreased by $6.1 million, or 17.9% during the three months ended September 30, 2025. This was primarily due to a decrease in gross profit, partially offset by lower marketing and advertising costs. The decrease in gross profit was driven by lower net revenues as discussed above, partially offset by lower product input costs.
Operating income in our Asia-Pacific region decreased by $1.4 million, or 3.1% during the six months ended September 30, 2025. This was primarily due to a decrease in gross profit, partially offset by lower marketing and advertising costs. The decrease in gross profit was driven by lower net revenues as discussed above, partially offset by lower product input costs.
Latin America
Operating income in our Latin America region decreased by $7.6 million, or 62.2% during the three months ended September 30, 2025. This was primarily due to a decrease in gross profit and an increase in marketing and advertising costs. The decrease in gross profit was primarily driven by higher product input costs, partially offset by an increase net revenues as discussed above.
Operating income in our Latin America region decreased by $16.1 million, or 59.0% during the six months ended September 30, 2025. This was primarily due to a decrease in gross profit and an increase in marketing and advertising costs. The decrease in gross profit was primarily driven by higher product input costs and lower net revenues as discussed above.
Corporate Other
Operating loss in Corporate Other increased by $64.0 million, or 45.0% during the three months ended September 30, 2025. This was primarily due to a recovery of insurance proceeds in the prior year related to the settlement of the Company's Consolidated Securities Action litigation (refer to Note 10 of the Consolidated Financial Statements in Part II, Item 8 of the Company's Annual Report on Form 10-K for Fiscal 2025) and higher restructuring charges under the 2025 restructuring plan as discussed above.
Operating loss in Corporate Other decreased by $250.1 million, or 39.4% during the six months ended September 30, 2025. This was primarily driven by higher net litigation expense in the prior year related to the settlement of the Company's Consolidated Securities Action litigation (refer to Note 10 of the Consolidated Financial Statements in Part II, Item 8 of the Company's Annual Report on Form 10-K for Fiscal 2025), partially offset by higher restructuring charges under the 2025 restructuring plan as discussed above.

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
As of September 30, 2025, we had approximately $396 million of cash and cash equivalents. As described below, in June 2025, we issued $400 million in aggregate principal amount of Senior Notes due 2030 (as defined below) and, during August 2025, we used the net proceeds from this offering, together with borrowings under our amended credit agreement and cash on hand, to satisfy and discharge the Senior Notes due 2026 (as defined below). In connection with the satisfaction and discharge, we deposited with Wilmington Trust, National Association as trustee, all amounts necessary to satisfy and discharge our obligations under the Senior Notes due 2026 through maturity. We believe our cash and cash equivalents on hand, cash from operations, our ability to reduce our expenditures as needed, borrowings available to us under our amended credit agreement, our ability to access the capital markets, and other financing alternatives are adequate to meet our liquidity needs and capital expenditure requirements for at least the next twelve months. In addition, from time to time, based on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors and subject to compliance with applicable laws and regulations, we may seek to utilize cash on hand, borrowings or raise capital to retire, repurchase or redeem our debt securities, repay debt, repurchase shares of our common stock or otherwise enter into similar transactions to support our capital structure and business or utilize excess cash flow on a strategic basis. For example, as further described below, in May 2024, our Board of Directors authorized a share repurchase program pursuant to which we are authorized to repurchase a total of $500 million of our Class C Common Stock through May 2027. As of September 30, 2025, we have repurchased a total of $115 million Class C Common Stock under this program.
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
Our Annual Report on Form 10-K for Fiscal 2025 noted that a portion of our foreign earnings were no longer indefinitely reinvested. During the second quarter of Fiscal 2026, we continued to re-evaluate our assertion related to the reinvestment of our non-U.S. subsidiaries’ cumulative and current undistributed earnings and repatriated additional undistributed foreign earnings. As a result, approximately $650 million of additional current and prior foreign earnings, inclusive of a $250 million cash dividend repatriated in Fiscal 2026, are no longer indefinitely reinvested. The remainder of our prior and current year undistributed foreign earnings will continue to be indefinitely reinvested to fund international growth and operations. As the majority of such foreign earnings have been previously subject to U.S. federal tax, additional taxes including currency gains or losses, capital gains, foreign withholding taxes and U.S. state taxes are not expected to be material.
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
During the three months ended September 30, 2025, under the above authorization, we repurchased $25 million of Class C Common Stock and received a total of 5.2 million shares, which were immediately retired. The shares of Class C Common Stock were repurchased in the open market at prevailing market prices under a plan designed to comply with Rule 10b5-1 and Rule 10b-18 under the Securities and Exchange Act of 1934, as amended, with the timing and actual number of shares repurchased depending upon market conditions and other factors. As a result, $25.0 million was recorded to retained earnings to reflect the difference between the market price of the Class C Common Stock repurchased and its par value. No shares were repurchased under the share repurchase program during the three months ended June 30, 2025.
During the six months ended September 30, 2024, under the above authorization, we repurchased $40 million of Class C Common Stock through accelerated share repurchase transactions and received a total of 5.9 million shares, which were immediately retired. As a result, $40.9 million was recorded to retained earnings to reflect the difference between the market price of the Class C Common Stock repurchased and its par value. No shares were repurchased under the share repurchase program during the three months ended September 30, 2024.
As of the date of this Quarterly Report on Form 10-Q, we repurchased a total of $115 million or 18.0 million outstanding shares of its Class C Common Stock, leaving approximately $385 million remaining under our current share repurchase program.

Cash Flows
The following table presents the major components of our cash flows provided by and used in operating, investing and financing activities for the periods presented:

	Six Months Ended September 30,
	2025	2024	Change ($)
Net cash provided by (used in):
Operating activities	$(20,978)	$(168,409)	$147,431
Investing activities	(657,586)	(43,291)	(614,295)
Financing activities	560,462	(129,392)	689,854
Effect of exchange rate changes on cash and cash equivalents	2,822	14,023	(11,201)
Net increase (decrease) in cash and cash equivalents	$(115,280)	$(327,069)	$211,789
Operating Activities
Cash flows used in operating activities decreased by $147.4 million, as compared to the six months ended September 30, 2024, primarily driven by an increase from changes in working capital of $16.2 million and an increase in net income before the impact of non-cash items of $131.2 million.
The changes in working capital were due to the following inflows:
•$77.7 million from changes in accrued expenses and other liabilities;
•$57.6 million from changes in inventories; and
•$39.5 million from changes in income taxes payable and receivable, net.
These inflows were partially offset by the following working capital outflows:
•$49.5 million from changes in prepaid expenses and other current assets;
•$46.7 million from changes in accounts receivable;
•$30.2 million from changes in other non-current assets;
•$16.5 million from changes in customer refund liabilities; and
•$15.7 million from changes in accounts payable.

Investing Activities
Cash flows used in investing activities increased by $614.3 million, as compared to the six months ended September 30, 2024. During the three months ended September 30, 2025, we deposited $601.2 million into a restricted investment in connection with the satisfaction and discharge of the Senior Notes due 2026 (as defined and discussed below). During the six months ended September 30, 2024, we collected a $50 million earn-out in connection with the sale of the MyFitnessPal platform.
Additionally, total capital expenditures during the six months ended September 30, 2025 were $55.9 million, or approximately 2% of net revenues, representing a $35.7 million decrease from $91.5 million during the six months ended September 30, 2024. Our long-term operating principle for capital expenditures is to spend between 2% and 4% of annual net revenues as we invest in our global direct-to-consumer and e-commerce businesses, information technology systems, distribution centers and our global offices.
Financing Activities
Cash flows provided by financing activities increased by $689.9 million, as compared to the six months ended September 30, 2024, primarily due to the issuance of $400 million of Senior Notes due 2030 (as defined below) and $200 million of borrowings under the revolving credit facility during the six months ended September 30, 2025. Additionally, during the six months ended September 30, 2024, we repaid the $80.9 million aggregate principal amount of the 1.50% Convertible Senior Notes due 2024 using cash on hand. We also repurchased $25 million of our Class C Common Stock during the six months ended September 30, 2025 as compared to $40 million repurchased during the six months ended September 30, 2024.

Capital Resources
Credit Facility
On March 8, 2019, we entered into an amended and restated credit agreement by and among us, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (the "credit agreement"). In July 2025, we entered into the eighth amendment to the credit agreement (the credit agreement as amended, the "amended credit agreement" or the "revolving credit facility"). The amended credit agreement provides for an aggregate $1.1 billion of revolving credit commitments that has a term that ends on June 16, 2030, with permitted extensions under certain circumstances and subject to a springing maturity of 91 days prior to June 16, 2030 if, on such date, the Senior Notes due 2030 (as defined below) have not been refinanced.
During the three months ended September 30, 2025, we borrowed $200.0 million under the revolving credit facility, to fund, in part, the satisfaction and discharge of the Senior Notes due 2026, as discussed below. As of September 30, 2025, there was a total of $200.0 million outstanding under the revolving credit facility. There were no amounts outstanding under the revolving credit facility as of March 31, 2025.
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
Up to $50.0 million of the facility may be used for the issuance of letters of credit. As of September 30, 2025, $45.6 million of letters of credit were outstanding (March 31, 2025: $45.7 million).
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
We are also required to maintain a ratio of consolidated EBITDA, to consolidated interest expense of not less than 3.50 to 1.0 (the "interest coverage covenant") and we are not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.0, or, at our election during a fiscal quarter in which a permitted acquisition with a cash purchase price exceeding $100,000,000 is consummated, 3.75 to 1.00 (the "leverage covenant"), as described in more detail in the amended credit agreement. In July 2025, we entered into the eighth amendment to the credit agreement to exclude from the definition of indebtedness any indebtedness that has been defeased, satisfied and discharged and/or redeemed and to adjust the amount of interest expense included in the interest coverage covenant to exclude interest accruing on defeased debt. As such, the Senior Notes due 2026, including related interest, have been excluded. As of September 30, 2025, we were in compliance with the applicable covenants.
In addition, the amended credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the amended credit agreement, will be considered an event of default under the amended credit agreement.
Borrowings under the amended credit agreement bear interest at a rate per annum equal to, at our option, either (a) an alternate base rate (for borrowings in U.S. dollars), (b) a term rate (for borrowings in U.S. dollars, Euro or Japanese Yen) or (c) a "risk free" rate (for borrowings in U.S. dollars or Pounds Sterling), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the "pricing grid") based on the leverage ratio of consolidated total indebtedness to consolidated EBITDA and ranges between 1.00% to 1.75% (or, in the case of alternate base loans 0.00% to 0.75%). We will also pay a commitment fee determined in accordance with the pricing grid on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of September 30, 2025, the commitment fee was 17.5 basis points.

3.25% Senior Notes
In June 2016, we issued $600.0 million in aggregate principal amount of 3.25% senior unsecured notes due June 15, 2026 (the "Senior Notes due 2026"). The Senior Notes due 2026 bear interest at a fixed rate of 3.25% per annum, payable semi-annually on June 15 and December 15 beginning on December 15, 2016.
On August 18, 2025, using the net proceeds from the Senior Notes due 2030 (as defined below), together with borrowings under the amended credit agreement and cash on hand, we satisfied and discharged the Senior Notes due 2026 by irrevocably depositing funds in an amount sufficient to satisfy all remaining principal and interest payments. These funds were deposited with Wilmington Trust, National Association as trustee under the indenture dated as of June 13, 2016, as supplemented by First Supplemental Indenture dated as of June 13, 2016 (the "Indenture"). As a result of the satisfaction and discharge, we were released from the remaining obligations under the Senior Notes due 2026 and the Indenture, except those obligations in the Indenture that expressly survive the satisfaction and discharge.
Holders of the Senior Notes due 2026 will receive payment of principal on the scheduled maturity date and payment of interest at the per annum rate on the dates set forth in the Indenture. Accordingly, the satisfaction and discharge represents an in-substance defeasance (as defined under ASC Topic 405 "Liabilities"). Therefore, the Senior Notes due 2026 remain on our Condensed Consolidated Balance Sheets as of September 30, 2025 and will continue to accrete to their par value over the period until maturity in June 2026. Additionally, the related trust assets are included in Restricted investments on our Condensed Consolidated Balance Sheets as of September 30, 2025.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due to the material weakness in our internal control over financial reporting described below.
Material Weakness in Internal Control Over Financial Reporting
As previously reported in the Company's Annual Report on Form 10-K for Fiscal 2025, we identified a material weakness in our internal control over financial reporting, as we did not design and maintain effective controls over the review and execution of certain balance sheet account reconciliations. Although this material weakness did not result in a material misstatement of our consolidated financial statements, it resulted in immaterial errors in our consolidated interim and annual financial statements for Fiscal 2025, our fiscal year beginning on April 1, 2023 and ended March 31, 2024 ("Fiscal 2024"), our fiscal year beginning on April 1, 2022 and ended March 31, 2023 ("Fiscal 2023"), the period beginning January 1, 2022 and ended March 31, 2022 ("Transition Period") and our fiscal year beginning on January 1, 2021 and ended December 31, 2021 ("Fiscal 2021"). Additionally, until we remediate this material weakness, it could result in material misstatements to our interim or annual consolidated financial statements that would not be prevented or detected on a timely basis.
Remediation Efforts and Status of Remaining Material Weakness
During the quarter ended September 30, 2025, with the oversight of the Audit Committee of the Board of Directors, management has been executing on and remains committed to implementing measures designed to ensure that the control deficiencies that contributed to the material weakness are remediated. As it specifically relates to actions taken during the quarter ended September 30, 2025, we implemented changes in governance and oversight, as well as developed and implemented controls as part of our second quarter close process and will continue to enhance or modify these controls in future periods if needed. Although our remediation measures are ongoing, we believe the actions taken during the second quarter, as well as the cumulative actions taken to date, described below, will contribute towards the remediation of the previously identified material weakness:
•We prepared a remediation plan for the material weakness and performed training with process owners to improve documentation that supports effective control activities, including evidence of the completeness and accuracy of information produced by the entity;
•We developed and deployed a new global balance sheet account reconciliation policy and approval process, which provides additional oversight, monitoring and account reconciliation governance;
•We have redesigned and implemented new controls that evaluate process adoption and monitor results; and
•We engaged third party consultants to advise management in connection with the remediation of the material weakness.
While our remediation efforts are expected to continue throughout Fiscal 2026, we believe the measures described above will contribute toward the remediation of the control deficiencies we have identified and strengthen our internal control over financial reporting. We are committed to improving our internal control over financial reporting and will continue to review, optimize and enhance our controls and procedures. As we evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify certain remediation measures described above. This material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls operate effectively. We expect that the material weakness will be remediated by the end of Fiscal 2026.

Changes in Internal Control Over Financial Reporting
As described above, there were changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we have been involved in litigation and other proceedings, including matters related to commercial disputes and intellectual property, as well as trade, regulatory and other claims related to our business. Refer to Note 8 of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on certain legal proceedings, which is incorporated by reference herein.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer purchases of equity securities:
The following table sets forth repurchases of our Class C Common Stock during the three months ended September 30, 2025 under the three-year $500 million share repurchase program authorized by our Board of Directors in May 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximately Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
07/01/2025 to 07/31/2025	—	$—	—	$410.0
08/01/2025 to 08/31/2025	—	$—	—	$410.0
09/01/2025 to 09/30/2025(1)	5,175,508	$4.83	5,175,508	$385.0
(1) Represents Class C Common Stock repurchased in the open market at prevailing market prices under a plan designed to comply with Rule 10b5-1 and Rule 10b-18 under the Securities and Exchange Act of 1934, as amended, with the timing and actual number of shares repurchased depending upon market conditions and other factors. Refer to Note 9 of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for details.

ITEM 5. OTHER INFORMATION
(c)
During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description
10.01	Amendment No. 8, dated July 30, 2025, to the Amended and Restated Credit Agreement, dated March 8, 2019, by and among Under Armour, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed on August 8, 2025).
10.02	Amendment Two to the Under Armour, Inc. Deferred Compensation Plan.*
10.03	Under Armour, Inc. Amended and Restated Executive Incentive Compensation Plan.*
10.04	Under Armour, Inc. Executive Change in Control Severance Plan.*
31.01	Section 302 Chief Executive Officer Certification.
31.02	Section 302 Chief Financial Officer Certification.
32.01	Section 906 Chief Executive Officer Certification.
32.02	Section 906 Chief Financial Officer Certification.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
———————
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
Date: November 6, 2025