Form 10-Q
period 2025-12-31
Under Armour, Inc.
filed 2026-02-06
CIK 1336917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
______________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of January 31, 2026 there were 188,834,386 shares of Class A Common Stock, 34,450,000 shares of Class B Convertible Common Stock and 202,605,615 shares of Class C Common Stock outstanding.

UNDER ARMOUR, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UNDER ARMOUR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; In thousands, except share data)

	December 31, 2025	March 31, 2025
Assets
Current assets
Cash and cash equivalents	$464,648	$501,361
Accounts receivable, net of allowance for doubtful accounts of $15,255 and $17,020 as of December 31, 2025 and March 31, 2025, respectively.	611,520	675,822
Inventories	1,074,527	945,836
Restricted investments (Note 7)	599,830	—
Prepaid expenses and other current assets, net	238,506	206,078
Total current assets	2,989,031	2,329,097
Property and equipment, net (Note 3)	592,705	645,147
Operating lease right-of-use assets (Note 4)	367,039	384,341
Goodwill (Note 5)	495,162	487,632
Intangible assets, net	4,425	5,224
Deferred income taxes (Note 15)	68,356	286,160
Other long-term assets	113,265	163,270
Total assets	$4,629,983	$4,300,871
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt (Note 7)	$599,682	$—
Accounts payable	664,489	429,944
Accrued expenses	471,288	348,747
Customer refund liabilities (Note 10)	143,423	146,021
Operating lease liabilities (Note 4)	140,656	130,050
Other current liabilities	69,929	54,381
Total current liabilities	2,089,467	1,109,143
Long-term debt, net of current maturities (Note 7)	390,049	595,125
Operating lease liabilities, non-current (Note 4)	558,133	574,277
Other long-term liabilities	157,275	132,048
Total liabilities	3,194,924	2,410,593
Stockholders' equity (Note 9)
Class A Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of December 31, 2025 and March 31, 2025; 188,834,386 shares issued and outstanding as of December 31, 2025 (March 31, 2025: 188,822,726)	63	63
Class B Convertible Common Stock, $0.0003 1/3 par value; 34,450,000 shares authorized, issued and outstanding as of December 31, 2025 and March 31, 2025	11	11
Class C Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of December 31, 2025 and March 31, 2025; 202,487,254 shares issued and outstanding as of December 31, 2025 (March 31, 2025: 202,720,745)	66	67
Additional paid-in capital	1,268,058	1,237,798
Retained earnings	260,990	746,277
Accumulated other comprehensive income (loss)	(94,129)	(93,938)
Total stockholders' equity	1,435,059	1,890,278
Total liabilities and stockholders' equity	$4,629,983	$4,300,871
Commitments and Contingencies (Note 8)
See accompanying notes.

UNDER ARMOUR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited; In thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Net revenues (Note 10)	$1,327,761	$1,401,039	$3,795,209	$3,983,727
Cost of goods sold	738,021	735,884	2,028,389	2,059,765
Gross profit	589,740	665,155	1,766,820	1,923,962
Selling, general and administrative expenses	664,540	637,701	1,776,517	1,994,858
Restructuring charges (Note 11)	74,980	13,945	119,714	42,243
Income (loss) from operations	(149,780)	13,509	(129,411)	(113,139)
Interest income (expense), net	(8,892)	(3,391)	(21,548)	(2,794)
Other income (expense), net	(1,584)	(2,563)	(7,221)	(8,713)
Income (loss) before income taxes	(160,256)	7,555	(158,180)	(124,646)
Income tax expense (benefit) (Note 15)	270,604	6,295	293,886	9,308
Income (loss) from equity method investments	33	(26)	(187)	144
Net income (loss)	$(430,827)	$1,234	$(452,253)	$(133,810)

Basic net income (loss) per share of Class A, B and C common stock (Note 16)	$(1.01)	$0.00	$(1.06)	$(0.31)
Diluted net income (loss) per share of Class A, B and C common stock (Note 16)	$(1.01)	$0.00	$(1.06)	$(0.31)

Weighted average common shares outstanding Class A, B and C common stock
Basic	424,845	431,744	426,769	433,212
Diluted	424,845	437,297	426,769	433,212
See accompanying notes.

UNDER ARMOUR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; In thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Net income (loss)	$(430,827)	$1,234	$(452,253)	$(133,810)
Other comprehensive income (loss):
Foreign currency translation adjustment	4,146	(30,087)	31,766	(37,344)
Unrealized gain (loss) on cash flow hedges, net of tax benefit (expense) of $1,977 and $(13,907) for the three months ended December 31, 2025 and 2024, respectively; $13,990 and $(13,447) for the nine months ended December 31, 2025 and 2024, respectively.	(205)	46,832	(36,374)	35,651
Gain (loss) on intra-entity foreign currency transactions	2,379	(5,442)	4,417	(1,228)
Total other comprehensive income (loss)	6,320	11,303	(191)	(2,921)
Comprehensive income (loss)	$(424,507)	$12,537	$(452,444)	$(136,731)
See accompanying notes.

UNDER ARMOUR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; In thousands)

	Class A Common Stock		Class B Convertible Common Stock		Class C Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of September 30, 2025	188,834	$63	34,450	$11	200,454	$66	$1,263,870	$692,117	$(100,449)	$1,855,678
Shares withheld for employee tax obligations on stock-based compensation arrangements	—	—	—	—	(66)	—		(300)	—	(300)
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	2,099	—	483	—	—	483
Reclass of equity award to liability	—	—	—	—	—	—	(7,068)	—	—	(7,068)
Stock-based compensation expense	—	—	—	—	—	—	10,773	—	—	10,773
Comprehensive income (loss)	—	—	—	—	—	—	—	(430,827)	6,320	(424,507)
Balance as of December 31, 2025	188,834	$63	34,450	$11	202,487	$66	$1,268,058	$260,990	$(94,129)	$1,435,059

	Class A Common Stock		Class B Convertible Common Stock		Class C Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of September 30, 2024	188,822	$63	34,450	$11	209,058	$69	$1,212,378	$864,027	$(91,347)	$1,985,201
Shares withheld for employee tax obligations on stock-based compensation arrangements	—	—	—	—	(65)	—	—	(601)	—	(601)
Excise tax on repurchases of common stock	—	—	—	—	—	—	(278)	—	—	(278)
Class C Common Stock repurchased	—	—	—	—	(2,781)	(1)	(627)	(24,372)	—	(25,000)
Issuance of Class A Common Stock, net of forfeitures	1	—	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	284	—	538	—	—	538
Stock-based compensation expense	—	—	—	—	—	—	12,326	—	—	12,326
Comprehensive income (loss)	—	—	—	—	—	—	—	1,234	11,303	12,537
Balance as of December 31, 2024	188,823	$63	34,450	$11	206,496	$68	$1,224,337	$840,288	$(80,044)	$1,984,723
See accompanying notes.

UNDER ARMOUR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; In thousands)

	Class A Common Stock		Class B Convertible Common Stock		Class C Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of March 31, 2025	188,823	$63	34,450	$11	202,721	$67	$1,237,798	$746,277	$(93,938)	$1,890,278
Shares withheld for employee tax obligations on stock-based compensation arrangements	—	—	—	—	(1,351)	—	—	(8,036)	—	(8,036)
Excise tax on repurchases of common stock	—	—	—	—	—	—	(114)	—	—	(114)
Class C Common Stock repurchased	—	—	—	—	(5,176)	(2)	—	(24,998)	—	(25,000)
Issuance of Class A Common Stock, net of forfeitures	11	—	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	6,293	1	1,656	—	—	1,657
Reclass of equity award to liability	—	—	—	—	—	—	(7,068)	—	—	(7,068)
Stock-based compensation expense	—	—	—	—	—	—	35,786	—	—	35,786
Comprehensive income (loss)	—	—	—	—	—	—	—	(452,253)	(191)	(452,444)
Balance as of December 31, 2025	188,834	$63	34,450	$11	202,487	$66	$1,268,058	$260,990	$(94,129)	$1,435,059

	Class A Common Stock		Class B Convertible Common Stock		Class C Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of March 31, 2024	188,802	$63	34,450	$11	212,711	$70	$1,181,854	$1,048,411	$(77,123)	$2,153,286
Shares withheld for employee tax obligations on stock-based compensation arrangements	—	—	—	—	(1,320)	—	—	(9,000)	—	(9,000)
Excise tax on repurchases of common stock	—	—	—	—	—	—	(478)	—	—	(478)
Class C Common Stock repurchased	—	—	—	—	(8,721)	(3)	316	(65,313)	—	(65,000)
Issuance of Class A Common Stock, net of forfeitures	21	—	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	3,826	1	1,851	—	—	1,852
Stock-based compensation expense	—	—	—	—	—	—	40,794	—	—	40,794
Comprehensive income (loss)	—	—	—	—	—	—	—	(133,810)	(2,921)	(136,731)
Balance as of December 31, 2024	188,823	$63	34,450	$11	206,496	$68	$1,224,337	$840,288	$(80,044)	$1,984,723
See accompanying notes.

UNDER ARMOUR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; In thousands)

	Nine Months Ended December 31,
	2025	2024
Cash flows from operating activities
Net income (loss)	$(452,253)	$(133,810)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	83,535	96,786
Unrealized foreign currency exchange rate (gain) loss	(49)	8,072
Loss on disposal of property and equipment	3,932	4,039
Non-cash restructuring and impairment charges	99,538	38,575
Amortization of bond premium and debt issuance costs	2,141	1,703
Stock-based compensation	35,786	40,794
Deferred income taxes	217,406	(8,784)
Changes in reserves and allowances	(7,218)	10,480
Changes in operating assets and liabilities:
Accounts receivable	64,861	136,658
Inventories	(121,628)	(149,362)
Prepaid expenses and other assets	(48,163)	2,988
Other non-current assets	(27,251)	(39,662)
Accounts payable	252,753	172,504
Accrued expenses and other liabilities	114,251	(65,207)
Customer refund liabilities	(2,407)	30,838
Income taxes payable and receivable	41,845	(3,732)
Net cash provided by (used in) operating activities	257,079	142,880
Cash flows from investing activities
Purchases of property and equipment	(71,968)	(139,860)
Purchase of restricted investment	(601,235)	—
Sale of MyFitnessPal platform	—	50,000
Sale of MapMyFitness platform	—	8,000
Purchase of UNLESS COLLECTIVE, Inc, net of cash acquired	(500)	(9,788)
Purchase of equity method investment in ISC Sport	—	(7,546)
Net cash provided by (used in) investing activities	(673,703)	(99,194)
Cash flows from financing activities
Common stock repurchased	(25,000)	(65,000)
Proceeds from long-term debt and revolving credit facility	600,000	—
Repayment of long-term debt and revolving credit facility	(200,000)	(80,919)
Employee taxes paid for shares withheld for income taxes	(8,036)	(9,000)
Excise tax paid on repurchases of common stock	(743)	—
Proceeds from exercise of stock options and other stock issuances	1,657	1,852
Payments of debt financing costs	(7,392)	(1,388)
Net cash provided by (used in) financing activities	360,486	(154,455)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	9,480	(20,982)
Net increase in (decrease in) cash, cash equivalents and restricted cash	(46,658)	(131,751)
Cash, cash equivalents and restricted cash
Beginning of period	515,051	876,917
End of period	$468,393	$745,166
Non-cash investing and financing activities
Change in accrual for property and equipment	$(21,846)	$(8,587)

Reconciliation of cash, cash equivalents and restricted cash	December 31, 2025	December 31, 2024
Cash and cash equivalents	$464,648	$726,877
Restricted cash	3,745	18,289
Total cash, cash equivalents and restricted cash	$468,393	$745,166
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
The unaudited Condensed Consolidated Balance Sheets as of December 31, 2025 is derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2025 ("Fiscal 2025"), filed with the SEC on May 22, 2025 ("Annual Report on Form 10-K for Fiscal 2025"), which should be read in conjunction with these unaudited Condensed Consolidated Financial Statements. The unaudited results for the three and nine months ended December 31, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2026 ("Fiscal 2026"), or any other portions thereof.
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

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
The Company assesses the applicability and impact of all Accounting Standards Updates ("ASUs") issued by the Financial Accounting Standards Board ("FASB"). No ASUs were adopted during the first nine months of Fiscal 2026.
Recently Issued Accounting Pronouncements
The Company assessed all recently issued ASUs and, other than those described below, determined them to be either not applicable or expected to have no material impact on its consolidated financial statements and related disclosures.
Hedge Accounting Improvements
In November 2025, the FASB issued ASU 2025-09 "Derivatives and Hedging (Topic 815): Hedge Accounting Improvements" ("ASU 2025-09"), which includes amendments to more closely align hedge accounting with the economics of an entity’s risk management activities. ASU 2025-09 is effective for annual periods beginning after December 15, 2026, and interim periods within that annual period. Early adoption is permitted. The Company is currently evaluating this ASU to determine the impact of adoption on its consolidated financial statements and related disclosures.
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

NOTE 3. PROPERTY AND EQUIPMENT

	December 31, 2025	March 31, 2025
Leasehold and tenant improvements	$403,003	$457,419
Furniture, fixtures and displays	200,223	307,258
Buildings and building improvements	245,243	271,888
Software	272,816	282,478
Office equipment	142,796	141,684
Plant equipment	145,201	190,169
Land	65,956	74,460
Construction in progress (1)	15,170	24,176
Other	23,967	19,391
Subtotal property and equipment	1,514,375	1,768,923
Accumulated depreciation	(921,670)	(1,123,776)
Property and equipment, net	$592,705	$645,147
(1) Construction in progress primarily includes costs incurred for leasehold improvements and in-store fixtures and displays not yet placed in use.
Depreciation expense related to property and equipment for the three and nine months ended December 31, 2025 was $26.9 million and $82.5 million, respectively (three and nine months ended December 31, 2024: $30.9 million and $95.6 million, respectively).

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Operating lease costs	$33,059	$37,580	$115,487	$113,040
Variable lease costs	$22,062	$27,400	$62,789	$76,940
The Company subleases certain excess office facilities, retail space and warehouse space to third parties. Sublease income for the three and nine months ended December 31, 2025 was $2.4 million and $8.9 million, respectively (three and nine months ended December 31, 2024: $3.3 million and $6.1 million, respectively).
The weighted average remaining lease term and discount rate for the periods indicated below were as follows:

	December 31, 2025	March 31, 2025
Weighted average remaining lease term (in years)	6.64	7.13
Weighted average discount rate	4.77%	4.88%

Supplemental Cash Flow Information
The following table presents supplemental information relating to cash flow arising from lease transactions:

	Nine Months Ended December 31,
	2025	2024
Operating cash outflows from operating leases	$132,494	$139,089
Leased assets obtained in exchange for new operating lease liabilities	$70,379	$50,156
Maturity of Lease Liabilities
The following table presents the future minimum lease payments under the Company's operating lease liabilities as of December 31, 2025:

Fiscal year ending March 31,
2026 (three months ending)	$41,595
2027	168,471
2028	145,742
2029	101,894
2030	76,574
2031 and thereafter	279,198
Total lease payments	$813,474
Less: Interest	114,685
Total present value of lease liabilities	$698,789
As of December 31, 2025, the Company has no additional operating lease obligations that have not yet commenced. During the nine months ended December 31, 2025, as part of the 2025 restructuring plan as defined below (refer to Note 11), the Company terminated a previously disclosed contract assessed as containing a lease that had not yet commenced.

NOTE 5. GOODWILL
The following table summarizes changes in the carrying amount of the Company's goodwill by reportable segment as of the periods indicated:

	North America	EMEA	Asia-Pacific	Total
Balance as of March 31, 2025	$309,487	$103,055	$75,090	$487,632
Effect of currency translation adjustment	—	6,616	914	7,530
Balance as of December 31, 2025	$309,487	$109,671	$76,004	$495,162

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
The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by the supplier’s decision to finance amounts under these arrangements. As such, the outstanding payment obligations under the Company’s supply chain financing program are included within accounts payable on the Condensed Consolidated Balance Sheets and within operating activities on the Condensed Consolidated Statement of Cash Flows.
The Company’s outstanding payment obligations under this program were $265.3 million as of December 31, 2025 (March 31, 2025: $143.8 million).

NOTE 7. CREDIT FACILITY AND OTHER LONG-TERM DEBT

	December 31, 2025	March 31, 2025
Credit Facility	$—	$—
3.25% Senior Notes due 2026	600,000	600,000
7.25% Senior Notes due 2030	400,000	—
Total principal payments due	1,000,000	600,000

Unamortized debt discount on Senior Notes due 2026	(116)	(307)
Unamortized debt issuance costs - Credit facility	(4,737)	(3,917)
Unamortized debt issuance costs - Senior Notes due 2026	(202)	(651)
Unamortized debt issuance costs - Senior Notes due 2030	(5,214)	—
Total amount outstanding	989,731	595,125
Less:
Current portion of long-term debt:
3.25% Senior Notes due 2026	600,000	—
Unamortized debt discount on Senior Notes due 2026	(116)	—
Unamortized debt issuance costs - Senior Notes due 2026	(202)	—
Total current portion of long-term debt	599,682	—

Non-current portion of long-term debt	$390,049	$595,125
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
During the three months ended December 31, 2025, the Company repaid $200 million of borrowings under the revolving credit facility. As of December 31, 2025 and March 31, 2025, no amounts were outstanding under the revolving credit facility.
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
Up to $50.0 million of the facility may be used for the issuance of letters of credit. As of December 31, 2025, $45.5 million of letters of credit were outstanding (March 31, 2025: $45.7 million).
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
The Company is also required to maintain a ratio of consolidated EBITDA to consolidated interest expense of not less than 3.50 to 1.0 (the "interest coverage covenant") and the Company is not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.0, or, at the election of the Company during a fiscal quarter in which a permitted acquisition with a cash purchase price exceeding $100.0 million is consummated, 3.75 to 1.00 (the "leverage covenant"), as described in more detail in the amended credit agreement. The amended credit agreement excludes from the definition of indebtedness any indebtedness that has been defeased, satisfied and discharged and/or redeemed and to adjust the amount of interest expense included in the interest coverage covenant to exclude interest accruing on defeased debt. As such, the Senior Notes due 2026, including related interest, have been excluded. The Company was in compliance with the applicable covenants as of December 31, 2025.
In addition, the amended credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the amended credit agreement, will be considered an event of default under the amended credit agreement.
Borrowings under the amended credit agreement bear interest at a rate per annum equal to, at the Company's option, either (a) an alternate base rate (for borrowings in U.S. dollars), (b) a term rate (for borrowings in U.S. dollars, Euro or Japanese Yen) or (c) a "risk free" rate (for borrowings in U.S. dollars or Pounds Sterling), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the "pricing grid") based on the leverage ratio of consolidated total indebtedness to consolidated EBITDA and ranges between 1.00% to 1.75% (or, in the case of alternate base loans, 0.00% to 0.75%). The Company will also pay a commitment fee determined in accordance with the pricing grid on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of December 31, 2025, the commitment fee was 20.0 basis points.
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
In August 2025, using the net proceeds from the Senior Notes due 2030 (as defined below), together with borrowings under the amended credit agreement and cash on hand, the Company satisfied and discharged the Senior Notes due 2026 by irrevocably depositing funds in an amount sufficient to satisfy all remaining principal and interest payments. These funds were deposited with Wilmington Trust, National Association as trustee under the indenture dated as of June 13, 2016, as supplemented by First Supplemental Indenture dated as of June 13, 2016 (the "Indenture"). As a result of the satisfaction and discharge, the Company was released from its remaining obligations under the Senior Notes due 2026 and the Indenture, except those obligations in the Indenture that expressly survive the satisfaction and discharge.
Holders of the Senior Notes due 2026 will receive payment of principal on the scheduled maturity date and payment of interest at the per annum rate on the dates set forth in the Indenture. Accordingly, the satisfaction and discharge represents an in-substance defeasance (as defined under Accounting Standards Codification ("ASC") Topic 405 "Liabilities"). Therefore, the Senior Notes due 2026 remain on the Company’s Condensed Consolidated Balance Sheets as of December 31, 2025 and will continue to accrete to their par value over the period until maturity in June 2026. Additionally, the related trust assets are included in restricted investments on the Company’s Condensed Consolidated Balance Sheets as of December 31, 2025.
7.25% Senior Notes
In June 2025, the Company issued $400.0 million in aggregate principal amount of 7.25% senior unsecured notes due July 15, 2030 (the "Senior Notes due 2030"). The Senior Notes due 2030 are guaranteed on a senior unsecured basis by the Company's subsidiary guarantors that provide guarantees under the amended credit agreement. The Senior Notes due 2030 bear interest at a fixed rate of 7.25% per annum, payable semi-annually in arrears on January 15 and July 15 beginning on January 15, 2026. The Company may redeem some or all of the Senior Notes due 2030 at any time, or from time to time, at the redemption prices described in the indenture governing the Senior Notes due 2030.
The indenture governing the Senior Notes due 2030 contains negative covenants that limit the Company's and certain of its subsidiaries' ability to engage in certain transactions and are subject to material exceptions described in the indenture governing the Senior Notes due 2030. The Company incurred and deferred $5.8 million in financing costs in connection with the Senior Notes due 2030.
Interest Expense
Interest expense, which includes amortization of deferred financing costs, bank fees, capitalized interest for long term property and equipment projects and interest expense under the credit and other long-term debt facilities, including defeased debt, was $15.6 million and $37.2 million for the three and nine months ended December 31, 2025, respectively (three and nine months ended December 31, 2024: $6.4 million and $18.1 million, respectively).
Maturity of Long-Term Debt
The following are the scheduled maturities of long-term debt as of December 31, 2025:

Fiscal year ending March 31,
2026 (three months ending)	$—
2027	600,000
2028	—
2029	—
2030	—
2031 and thereafter	400,000
Total scheduled maturities of long-term debt	$1,000,000
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
Shareholder Derivative Litigation
As previously disclosed, the Company and certain of its current and former officers and directors were parties to two consolidated stockholder derivative actions: (1) Kenney, et al. v. Plank, et al. (the "Kenney Action"), which was filed in Maryland state court (the "State Court"); and (2) Paul, et al. v. Plank, et al. (the "Paul Action," and together with the Kenney Action, the "Derivative Actions"), which was filed in the U.S. District Court for the District of Maryland (the "District Court").

Collectively, the operative complaints in the Derivative Actions included allegations challenging, among other things, the Company's disclosures related to growth and consumer demand for certain of the Company's products; the Company's practice of shifting sales between quarterly periods supposedly to appear healthier and its purported failure to disclose that practice; the Company's internal controls with respect to revenue recognition and inventory management; the Company's supposed failure to timely disclose investigations by the U.S. Securities Exchange Commission and the U.S. Department of Justice; stock sales by certain individual defendants; and the Company's 2016 purchase from entities controlled by Mr. Plank (through Sagamore) of certain parcels of land in Baltimore Peninsula to accommodate the Company's growth needs, which was approved by the Audit Committee of the Company's Board of Directors in accordance with the Company's policy on transactions with related persons.
On March 29, 2019, the State Court granted the Company's and the defendants' motion to stay the Kenney Action pending the outcome of an earlier-filed securities class action ("the Consolidated Securities Action") and an earlier-filed derivative action asserting claims relating to the purchase of parcels of land in the Baltimore Peninsula (which derivative action has since been dismissed in its entirety).
On September 27, 2023, the District Court issued an order dismissing the Paul Action without prejudice, due to lack of subject matter jurisdiction. One of the plaintiffs in the Paul Action filed a motion in the District Court seeking reconsideration of the dismissal decision or leave to amend the operative complaint. On January 9, 2024, the District Court entered an order denying that motion and that the Paul Action remained dismissed without prejudice. In February 2024, the same plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Fourth Circuit (the "Fourth Circuit") from the decisions by the District Court on September 27, 2023 and January 9, 2024.
As previously disclosed, on May 7, 2025, the parties in the Derivative Actions executed a formal stipulation of settlement memorializing the complete terms of a proposed settlement resolving the Derivative Actions (the "Settlement Agreement"). Amongst other things, the Settlement Agreement provides that (a) the Company will implement various corporate governance measures for a period of three years from the time that the settlement becomes final and non-appealable; and (b) a payment of $8.9 million, less any award of attorneys’ fees and costs to counsel for the plaintiffs, will be made to the Company on behalf of the defendants and will be funded using insurance proceeds. In exchange, the plaintiffs, the Company, and Under Armour stockholders derivatively on behalf of the Company, will grant customary releases in favor of the defendants of all of claims that were or could have been asserted in the Derivative Actions. On August 18, 2025, the State Court issued an order that, among other things, granted final approval of the Settlement Agreement and dismissed the Consolidated Kenney Derivative Action with prejudice (the “Judgment”). An order closing the case was issued on October 20, 2025.
On September 18, 2025, pursuant to the Settlement Agreement and in accordance with the Judgment, the parties to the appeal of the Paul Action filed in the Fourth Circuit a joint stipulation requesting the voluntary dismissal of the appeal. On September 19, 2025, the Fourth Circuit issued an order granting that request and dismissing the appeal.
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
In connection with the matters described above, the Consolidated Securities Action, and previously disclosed government investigations, the Company provided notice of claims under multiple director and officer liability insurance policy periods. While the Company’s director and officer insurance carriers from each policy period have funded a portion of the payment in connection with the previously disclosed settlement of the Consolidated Securities Action, the Company remains in litigation with certain of its insurance carriers regarding coverage with respect to one of these policy periods. On March 26, 2024, the District Court issued a decision and order that obligated these insurance carriers to provide coverage. On January 16, 2025, the insurance carriers filed a notice of appeal, and, on January 20, 2026, the Fourth Circuit issued a decision reversing the District Court’s decision. As a result of the Fourth Circuit's decision, the Company is required to repay the $90 million of insurance proceeds previously funded by the insurance carriers for the settlement amount and defense costs from the Consolidated Securities Action. The Company filed a petition for rehearing. If the petition is denied, the case will return to the District Court for further proceedings, including ruling on the insurance carriers' anticipated claim for prejudgment interest on the $90 million of insurance proceeds. As of December 31, 2025, the Company has recorded an accrual of $98.5 million in respect of these legal proceeding contingencies within accrued expenses on the Condensed Consolidated Balance Sheets. The timing of resolution is unknown and the amount of loss ultimately incurred may be different than the amount accrued.
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

NOTE 9. STOCKHOLDERS' EQUITY
The Company's Class A Common Stock and Class B Convertible Common Stock have an authorized number of 400.0 million shares and 34.45 million shares, respectively, and each have a par value of $0.0003 1/3 per share as of December 31, 2025. Holders of Class A Common Stock and Class B Convertible Common Stock have identical rights, including liquidation preferences, except that the holders of Class A Common Stock are entitled to one vote per share and holders of Class B Convertible Common Stock are entitled to 10 votes per share on all matters submitted to a stockholder vote. Class B Convertible Common Stock may only be held by Kevin Plank, the Company's founder, President and Chief Executive Officer, or a related party of Mr. Plank, as defined in the Company's charter. As a result, Mr. Plank has a majority voting control over the Company. Upon the transfer of shares of Class B Convertible Common Stock to a person other than Mr. Plank or a related party of Mr. Plank, the shares automatically convert into shares of Class A Common Stock on a one-for-one basis. In addition, all of the outstanding shares of Class B Convertible Common Stock will automatically convert into shares of Class A Common Stock on a one-for-one basis upon the death or disability of Mr. Plank or on the record date for any stockholders' meeting upon which the shares of Class A Common Stock and Class B Convertible Common Stock beneficially owned by Mr. Plank is less than 15% of the total shares of Class A Common Stock and Class B Convertible Common Stock outstanding or upon the other events specified in the Class C Articles Supplementary to the Company's charter as documented below. Holders of the Company's common stock are entitled to receive dividends when and if authorized and declared out of assets legally available for the payment of dividends.
The Company's Class C Common Stock has an authorized number of 400.0 million shares and has a par value of $0.0003 1/3 per share as of December 31, 2025. The terms of the Class C Common Stock are substantially identical to those of the Company's Class A Common Stock, except that the Class C Common Stock has no voting rights (except in limited circumstances), will automatically convert into Class A Common Stock under certain circumstances and includes provisions intended to ensure equal treatment of Class C Common Stock and Class B Convertible Common Stock in certain corporate transactions, such as mergers, consolidations, statutory share exchanges, conversions or negotiated tender offers, and including consideration incidental to these transactions.
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
During the nine months ended December 31, 2025, under the above authorization, the Company repurchased $25 million of Class C Common Stock and received a total of 5.2 million shares, which were immediately retired. The shares of Class C Common Stock were repurchased in the open market at prevailing market prices under a plan designed to comply with Rule 10b5-1 and Rule 10b-18 under the Securities and

Exchange Act of 1934, as amended, with the timing and actual number of shares repurchased depending upon market conditions and other factors. As a result, $25.0 million was recorded to retained earnings to reflect the difference between the market price of the Class C Common Stock repurchased and its par value. No shares were repurchased under the share repurchase program during the three months ended December 31, 2025.
During the three months ended December 31, 2024, under the above authorization, the Company repurchased $25 million of Class C Common Stock through accelerated share repurchase transactions and received a total of 2.8 million shares, which were immediately retired. As a result, $24.4 million was recorded to retained earnings to reflect the difference between the market price of the Class C Common Stock repurchased and its par value.
During the nine months ended December 31, 2024, under the above authorization, the Company repurchased $65 million of Class C Common Stock through accelerated share repurchase transactions and received a total of 8.7 million shares, which were immediately retired. As a result, $65.3 million was recorded to retained earnings to reflect the difference between the market price of the Class C Common Stock repurchased and its par value.
As of the date of this Quarterly Report on Form 10-Q, the Company has repurchased a total of $115 million or 18.0 million outstanding shares of its Class C Common Stock, leaving approximately $385 million remaining under its current share repurchase program.

NOTE 10. REVENUES
The following tables summarize the Company's net revenues, disaggregated by product category and distribution channels:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Net revenues by product category:
Apparel	$934,015	$966,068	$2,617,090	$2,671,048
Footwear	265,135	301,208	794,616	924,357
Accessories	107,660	110,432	320,815	319,358
Net Sales	1,306,810	1,377,708	3,732,521	3,914,763
License revenues	27,155	23,904	80,501	70,371
Corporate Other	(6,204)	(573)	(17,813)	(1,407)
Total net revenues	$1,327,761	$1,401,039	$3,795,209	$3,983,727

Net revenues by distribution channel:
Wholesale	$659,965	$704,760	$2,084,065	$2,211,266
Direct-to-consumer	646,845	672,948	1,648,456	1,703,497
Net Sales	1,306,810	1,377,708	3,732,521	3,914,763
License revenues	27,155	23,904	80,501	70,371
Corporate Other	(6,204)	(573)	(17,813)	(1,407)
Total net revenues	$1,327,761	$1,401,039	$3,795,209	$3,983,727

In accordance with ASC Topic 606 "Revenue from Contracts with Customers", the Company recognizes revenue when it satisfies its performance obligations by transferring control of promised products or services to its customers, which occurs either at a point in time or over time, depending on when the customer obtains the ability to direct the use of and obtain substantially all of the remaining benefits from the products or services. In certain circumstances, the Company may recognize revenue before delivery to the customer has occurred (commonly referred to as bill and hold arrangement). During the three months ended December 31, 2025, the Company entered into a contract in EMEA that met the criteria of bill and hold arrangement under ASC Topic 606 and recognized approximately $4.0 million of revenue.

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

	December 31, 2025	March 31, 2025
Customer refund liability	$143,423	$146,021
Inventory associated with reserves for sales returns	$33,553	$33,609
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
The following table summarizes the change in the contract liabilities balance during the nine months ended December 31, 2025, which primarily results from the timing differences between the Company's satisfaction of performance obligations and the customer's payment.

Total Contract Liabilities
Balance as of March 31, 2025	$34,342
Revenues deferred	61,456
Revenues recognized (1)	(63,076)
Foreign exchange and other	(647)
Balance as of December 31, 2025	$32,075
(1) Includes approximately $12.4 million of revenue from gift cards, including breakage, and subscription revenues that were previously included in contract liabilities as of March 31, 2025. Loyalty points are not separately identifiable and therefore revenues recognized from the redemption of loyalty points consists of both points that were included in the liability balance at the beginning of the period and those that were issued during the period.

NOTE 11. RESTRUCTURING AND RELATED CHARGES
During Fiscal 2025, the Company's Board of Directors approved a restructuring plan (the "2025 restructuring plan") designed to strengthen and support the Company's financial and operational efficiencies. On November 13, 2025, the Company's Board of Directors approved a $95 million increase to the 2025 restructuring plan to include the separation of the Curry Brand as well as additional contract terminations, asset impairments, and employee severance and benefits costs, resulting in an updated plan of up to $255 million of pre-tax restructuring and related charges. The 2025 restructuring plan consists of up to $107 million in cash-related charges, including approximately $30 million in employee severance and benefits costs and $77 million related to various transformational initiatives; and up to $148 million in non-cash charges, including approximately $7 million in employee severance and benefits costs and $141 million in facility, software, and other asset-related charges and impairments. The 2025 restructuring plan is expected to be substantially complete by the end of Fiscal 2026.
Restructuring and related charges are excluded from the Company's segment profitability measures. The Company reports restructuring and related charges within Corporate Other, which is designed to provide increased transparency and comparability of operating segments' performance. The net charges recorded during the three and nine months ended December 31, 2025 and 2024 respectively, were primarily related to the North America operating segment.

The following table summarizes the costs recorded during the periods indicated, as well as the current estimate of remaining charges expected to be incurred in connection with the 2025 restructuring plan:

	Three Months Ended December 31,		Nine Months Ended December 31,		Estimated Charges Remaining to be Incurred(1)
	2025	2024	2025	2024
Costs recorded in restructuring charges:
Employee-related costs	$(143)	$1,584	$8,485	$13,322
Facility-related costs(2)	2,359	5,706	30,617	18,201
Other restructuring costs(3)	72,764	6,655	80,612	10,720
Total costs recorded in restructuring charges	$74,980	$13,945	$119,714	$42,243	$17,317
Costs recorded in selling, general and administrative expenses:
Employee-related costs	$—	$—	$719	$9,460
Other transformation initiatives	2,714	3,819	14,699	5,740
Total costs recorded in selling, general and administrative expenses	$2,714	$3,819	$15,418	$15,200	$13,389
Total restructuring and related charges	$77,694	$17,764	$135,132	$57,443	$30,706
(1) Estimated restructuring and related charges reflect the high-end of the total estimated charges expected to be incurred by the Company in connection with the 2025 restructuring plan.
(2) Facility-related costs for the nine months ended December 31, 2025 includes an impairment charge of $15.9 million relating to the previously disclosed decision to exit the Company's distribution facility in Rialto, California.
(3) Other restructuring costs for the three and nine months ended December 31, 2025, respectively, includes $69.7 million of non-cash contract termination costs, primarily relating to the separation of the Curry Brand.

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
A summary of the activity in the restructuring reserve related to the Company's 2025 restructuring plan for the nine months ended December 31, 2025 is as follows:

	Employee-Related Costs	Facility-Related Costs	Other Restructuring Related Costs	Total
Balance as of March 31, 2025	$3,935	$712	$10,698	$15,345
Net additions (recoveries) charged to expense (1)	8,485	3,276	10,933	22,694
Cash payments	(11,326)	(2,702)	(20,391)	(34,419)
Foreign exchange and other	(3)	(1)	(5)	(9)
Balance as of December 31, 2025	$1,091	$1,285	$1,235	$3,611
(1) Amounts exclude $27.3 million of non-cash facility-related charges and $69.7 million of non-cash other restructuring-related charges recorded during the nine months ended December 31, 2025.

NOTE 12. STOCK-BASED COMPENSATION
The Under Armour, Inc. Fourth Amended and Restated 2005 Omnibus Long-Term Incentive Plan as amended (the "2005 Plan") provides for the issuance of stock options, restricted stock, restricted stock units and other equity awards to officers, directors, key employees and other persons. The 2005 Plan terminates in 2033. As of December 31, 2025, 8.4 million Class A shares and 20.5 million Class C shares are available for future grants of awards under the 2005 Plan.
Awards Granted to Employees and Non-Employee Directors
Total stock-based compensation expense associated with awards granted to employees and non-employee directors for the three and nine months ended December 31, 2025 was $10.2 million and $32.0 million, respectively (three and nine months ended December 31, 2024: $10.7 million and $36.2 million, respectively). As of December 31, 2025, the Company had $65.9 million of unrecognized compensation expense related to these awards expected to be recognized over a weighted average period of 2.10 years. The unrecognized expense does not include any expense related to performance-based restricted stock unit awards for which the performance targets have been deemed improbable as of December 31, 2025. Refer to "Stock Options" and "Restricted Stock and Restricted Stock Unit Awards" below for further information on these awards. A summary of each of these plans is as follows:
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
The receipt of the shares otherwise deliverable upon vesting of the restricted stock units automatically defers into deferred stock units under the DSU Plan. Under the DSU Plan each deferred stock unit represents the Company’s obligation to issue one share of the Company's Class A or Class C Common Stock with the shares delivered six months following the termination of the director's service. The Company had 1.3 million deferred stock units outstanding as of December 31, 2025.
Employee Stock Purchase Plan
The Company's Employee Stock Purchase Plans (the "ESPPs") allow for the purchase of Class A Common Stock and Class C Common Stock by all eligible employees at a 15% discount from fair market value subject to certain limits as defined in the ESPPs. As of December 31, 2025, the Company had 2.7 million Class A shares and 1.8 million Class C shares available for future purchases under the ESPPs. During the three and nine months ended December 31, 2025, 0.1 million and 0.4 million Class C shares were purchased under the ESPPs, respectively (three and nine months ended December 31, 2024: 0.1 million and 0.3 million Class C shares, respectively).
Awards granted to Certain Marketing and Other Partners
In addition to the plans discussed above, the Company may also, from time to time, issue deferred stock units or restricted stock units to certain of our marketing and other partners in connection with their entering into endorsement or other service agreements with the Company. The terms of each agreement set forth the number of units to be granted and the delivery dates for the shares, which range over a multi-year period, depending on the contract. Total stock-based compensation expense related to these awards for the three and nine months ended December 31, 2025 was $0.6 million and $4.0 million, respectively (three and nine months ended December 31, 2024: $1.9 million and $5.6 million, respectively). As of December 31, 2025, the Company had $0.9 million of unrecognized compensation expense associated with these awards expected to be recognized over a weighted average period of 1.24 years.
During the three months ended December 31, 2025, the Company modified certain equity-classified restricted stock unit awards to allow settlement in cash. As a result, $7.1 million, which represented the fair value of the restricted stock units, was reclassified from additional paid in capital to current liabilities and was settled in cash during the period.
Summary by Award Classification:
Stock Options
A summary of the Company's stock options activity for the nine months ended December 31, 2025 is presented below:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value
Outstanding as of March 31, 2025	1,356	$16.68	3.31	$—
Granted, at fair market value	150	6.20	9.38
Exercised	—	—	—
Forfeited or expired	—	—	—
Outstanding as of December 31, 2025	1,506	$15.63	3.24	$—
Exercisable as of December 31, 2025	1,356	$16.68	2.56	$—
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
The following table summarizes the weighted-average fair value of options granted and weighted-average assumptions used. No options were granted during the three months ended December 31, 2025 or during the three and nine months ended December 31, 2024.

Nine Months Ended December 31, 2025
Weighted-average fair value of options granted	$3.40
Weighted-average assumptions used:
Expected volatility	51.7%
Expected dividend yield	0.0%
Expected life	6.25 years
Risk-free rate	4.18%
Exercise price	$6.20

Restricted Stock and Restricted Stock Unit Awards
A summary of the Company's restricted stock and restricted stock unit awards activity for the nine months ended December 31, 2025 is presented below:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2025	22,976	$7.58
Granted	9,288	6.06
Forfeited(1)	(8,864)	8.26
Vested	(6,167)	8.22
Outstanding as of December 31, 2025	17,233	$5.57
(1) Includes 0.5 million of performance-based restricted stock units awarded to certain executives and key employees under the 2005 Plan during Fiscal 2023, which have been fully forfeited due to the failure to meet the financial performance conditions.

The awards outstanding as of December 31, 2025 in the table above includes the following performance-based restricted stock units that were awarded to certain executives and key employees under the 2005 Plan:
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
•0.8 million performance-based restricted stock units, granted during Fiscal 2024, with a weighted average fair value of $6.94. These awards have financial performance conditions with vesting that is tied to the achievement of certain revenue and operating income targets. As of December 31, 2025, the Company continued to deem the achievement of the targets for these awards to be improbable and as such, no stock-based compensation expense was recorded during the three and nine months ended December 31, 2025.

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

	December 31, 2025			March 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative foreign currency contracts (Note 14)	$—	$(40,624)	$—	$—	$192	$—
Deferred Compensation Plan obligations	$—	$(18,283)	$—	$—	$(16,830)	$—
TOLI policies held by the Rabbi Trust	$—	$10,379	$—	$—	$8,726	$—
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
Fair value of Restricted Investments
The Company holds restricted investments in U.S. dollar-denominated non-callable government securities, consisting of United States Treasury Bills, which were irrevocably transferred to an escrow trust account to satisfy and discharge the Company’s Senior Notes due 2026. The assets in the escrow trust account may not be used for any purpose other than to satisfy the remaining interest payments and repay the principal amount of the Senior Notes due 2026. Investment returns on those trust assets are for the account of the Company (after satisfaction of all amounts payable in connection with the Senior Notes due 2026). These investments, which are included within restricted investments on the Condensed Consolidated Balance Sheets, are not remeasured to fair value since its carrying value approximates fair value based on the nature of the investment being a short-term fixed income security. The Company recorded $5.5 million and $8.3 million of interest income relating to these investments during the three and nine months ended December 31, 2025, respectively. As of December 31, 2025, the carrying value was $599.8 million.
The Company also holds certain restricted investments relating to its captive insurance program, which are measured at fair value using level 2 inputs. The fair value of these investments, which are included in other current assets and other long-term assets on the Condensed Consolidated Balance Sheets, was $10.9 million as of December 31, 2025.
Fair value of Long-Term Debt
The Company's long-term debt is not remeasured to fair value since its carrying value approximates fair value based on the variable nature of interest rates and current market rates available to the Company. The estimated fair value of long-term debt is based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2). As of December 31, 2025, the estimated fair value of the Company's Senior Notes was $998.5 million (March 31, 2025: $583.9 million).
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
The Company's foreign exchange risk management program consists of designated cash flow hedges and undesignated hedges. As of December 31, 2025, the Company has hedge instruments primarily for British Pound/U.S. Dollar, Euro/U.S. Dollar, U.S. Dollar/Chinese Renminbi, U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso, U.S. Dollar/South Korean Won, and U.S. Dollar/Japanese Yen currency pairs.
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

	December 31, 2025	March 31, 2025
Derivatives designated as hedging instruments
Prepaid expenses and other current assets, net	$3,604	$13,137
Other long-term assets	1,186	507
Total derivative assets designated as hedging instruments	$4,790	$13,644

Other current liabilities	$39,280	$6,359
Other long-term liabilities	6,924	5,581
Total derivative liabilities designated as hedging instruments	$46,204	$11,940

Derivatives not designated as hedging instruments
Prepaid expenses and other current assets, net	$1,074	$78
Total derivative assets not designated as hedging instruments	$1,074	$78

Other current liabilities	$284	$1,590
Total derivative liabilities not designated as hedging instruments	$284	$1,590

The following table presents the amounts included on the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2025		2024		2025		2024
	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Net revenues	$1,327,761	$(6,238)	$1,401,039	$(737)	$3,795,209	$(18,179)	$3,983,727	$(3,891)
Cost of goods sold	$738,021	$876	$735,884	$329	$2,028,389	$9,751	$2,059,765	$(3,242)
Interest income (expense), net	$(8,892)	$(9)	$(3,391)	$(9)	$(21,548)	$(28)	$(2,794)	$(27)
Other income (expense), net	$(1,584)	$—	$(2,563)	$—	$(7,221)	$—	$(8,713)	$—

The following tables present the amounts affecting the Condensed Consolidated Statements of Comprehensive Income (Loss) from derivatives designated as cash flow hedges:

	Balance as of September 30, 2025	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of December 31, 2025
Foreign currency contracts	$(41,120)	$(7,553)	$(5,362)	$(43,311)
Interest rate swaps	(367)	—	(9)	(358)
Total designated as cash flow hedges	$(41,487)	$(7,553)	$(5,371)	$(43,669)

	Balance as of September 30, 2024	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of December 31, 2024
Foreign currency contracts	$(22,304)	$60,322	$(408)	$38,426
Interest rate swaps	(404)	—	(9)	(395)
Total designated as cash flow hedges	$(22,708)	$60,322	$(417)	$38,031

	Balance as of March 31, 2025	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of December 31, 2025
Foreign currency contracts	$7,081	$(58,820)	$(8,428)	$(43,311)
Interest rate swaps	(386)	—	(28)	(358)
Total designated as cash flow hedges	$6,695	$(58,820)	$(8,456)	$(43,669)

	Balance as of March 31, 2024	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of December 31, 2024
Foreign currency contracts	$(10,645)	$41,938	$(7,133)	$38,426
Interest rate swaps	(422)	—	(27)	(395)
Total designated as cash flow hedges	$(11,067)	$41,938	$(7,160)	$38,031

The following table presents the amounts included on the Condensed Consolidated Statements of Operations in which the effects of undesignated derivative instruments are recorded and the effects of fair value hedge activity on these line items:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2025		2024		2025		2024
	Total	Amount of Gain (Loss) on Fair Value Hedge Activity	Total	Amount of Gain (Loss) on Fair Value Hedge Activity	Total	Amount of Gain (Loss) on Fair Value Hedge Activity	Total	Amount of Gain (Loss) on Fair Value Hedge Activity
Other income (expense), net	$(1,584)	$2,718	$(2,563)	$(1,123)	$(7,221)	$1,582	$(8,713)	$3,469

Cash Flow Hedges
The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions generated by its international subsidiaries in currencies other than their local currencies. These gains and losses are driven by non-functional currency generated revenue, non-functional currency inventory purchases and certain other intercompany transactions. The Company enters into foreign currency contracts to reduce the risk associated with the foreign currency exchange rate fluctuations on these transactions. Certain contracts are designated as cash flow hedges. As of December 31, 2025, the aggregate notional value of the Company's outstanding cash flow hedges was $1,425.9 million (March 31, 2025: $1,113.6 million), with contract maturities ranging from one to twenty-four months.
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
For contracts designated as cash flow hedges, the changes in fair value are reported as other comprehensive income (loss) and are recognized in current earnings in the period or periods during which the hedged transaction affects current earnings. Effective hedge results are classified on the Condensed Consolidated Statements of Operations in the same manner as the underlying exposure.
Undesignated Derivative Instruments
The Company has entered into foreign exchange forward contracts to mitigate the change in fair value of specific assets and liabilities on the Condensed Consolidated Balance Sheets. Undesignated instruments are recorded at fair value as a derivative asset or liability on the Condensed Consolidated Balance Sheets with their corresponding change in fair value recognized in other expense, net, together with the re-measurement gain or loss from the hedged balance sheet position. As of December 31, 2025, the total notional value of the Company's outstanding undesignated derivative instruments was $487.7 million (March 31, 2025: $450.7 million).
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
The effective rates for income taxes were (168.9)% and 83.3% for the three months ended December 31, 2025 and 2024, respectively. The change in the Company's effective tax rate was primarily driven by the impact of recording valuation allowances against the majority of forecasted fiscal year losses in the United States, and discrete items, including the recording of valuation allowances against previously recognized United States federal deferred tax assets.
The effective rates for income taxes were (185.8)% and (7.5)% for the nine months ended December 31, 2025 and 2024, respectively. The change in the Company's effective tax rate was primarily driven by the impact of recording valuation allowances against the majority of forecasted fiscal year losses in the United States, and discrete items, including the recording of valuation allowances against previously recognized United States federal deferred tax assets.

The United States enacted the budget reconciliation H.R. 1, referred to as One Big Beautiful Bill Act (“OBBBA”) on July 4, 2025. The OBBBA includes a broad range of tax reform provisions, including modifications to U.S. taxation on foreign earnings, the restoration of bonus depreciation and research expensing and other U.S. corporate tax provisions. While the Company is continuing to assess the impact of the legislation, it did not have a material impact to the Company’s financial statements for the three and nine months ended December 31, 2025.
Valuation Allowance
ASC Topic 740 "Income Taxes" ("Topic 740") requires an evidence based approach when assessing the realizability of deferred tax assets and the need for valuation allowance reserves against those assets. On a quarterly basis, the Company considers available positive and negative evidence, including historical operating performance and expectations of future operating performance when assessing the need for valuation allowances. Topic 740 requires that if the weight of negative evidence is greater than positive evidence, a valuation allowance should be established, which increases income tax expense in the period when such a determination is made.
As previously disclosed, the Company has been actively monitoring potential detrimental impacts to the realizability of its U.S. federal deferred tax assets, including continued pressure of tariffs and pressure from the current global trade environment on forecasted short-term U.S. profitability. During the three months ended December 31, 2025, the Company expanded the 2025 restructuring plan and incurred additional litigation reserve expense related to the previously disclosed insurance carrier litigation described in Note 8. These recent developments have caused the negative evidence to outweigh the positive evidence, and therefore, in accordance with Topic 740, the Company has recorded valuation allowances on all U.S. federal deferred tax assets as of December 31, 2025.
As of December 31, 2025, for the majority of the U.S. states and certain foreign taxing jurisdictions, the Company believes the weight of the negative evidence continues to outweigh the positive evidence regarding the realization of these deferred tax assets and has maintained valuation allowances against these assets.
As of December 31, 2025, the Company achieved three-year cumulative taxable earnings in China. As a result of this significant positive evidence, the Company has released the valuation allowances recorded against its deferred tax assets in China.

NOTE 16. EARNINGS PER SHARE
The following represents a reconciliation from basic net income (loss) per share to diluted net income (loss) per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Numerator
Net income (loss)	$(430,827)	$1,234	$(452,253)	$(133,810)
Denominator
Weighted average common shares outstanding Class A, B and C - Basic	424,845	431,744	426,769	433,212
Dilutive effect of Class A and C securities(1)	—	5,553	—	—
Weighted average common shares and dilutive securities outstanding Class A, B, and C	424,845	437,297	426,769	433,212

Class A and Class C securities excluded as anti-dilutive (2)	19,580	1,721	16,889	10,588

Basic net income (loss) per share of Class A, B and C common stock	$(1.01)	$0.00	$(1.06)	$(0.31)
Diluted net income (loss) per share of Class A, B and C common stock	$(1.01)	$0.00	$(1.06)	$(0.31)
(1) Effects of potentially dilutive securities are presented only in periods in which they are dilutive. No stock options or restricted stock units were included in the computation of diluted earnings per share during periods when the Company was in a net loss position, as their effect would be anti-dilutive. The Company was in a net loss position for the three and nine months ended December 31, 2025 and the nine months ended December 31, 2024. As a result, approximately 2.7 million, 2.9 million and 3.8 million of dilutive Class A and C securities were excluded from the computation of diluted earnings per share for those periods, respectively.
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

	Three Months Ended December 31, 2025
	North America	EMEA	Asia-Pacific	Latin America	Total Reportable Segments	Corporate Other	Total
Net revenues	$756,726	$315,751	$190,885	$70,603	$1,333,965	$(6,204)	$1,327,761
Less:
Marketing and advertising costs	63,462	40,594	17,885	2,943	124,884	14,916	139,800
Other segment expenses(1)	587,362	225,771	152,046	59,656	1,024,835	312,906	1,337,741
Total operating income (loss)	$105,902	$49,386	$20,954	$8,004	$184,246	$(334,026)	$(149,780)
Interest income (expense), net							(8,892)
Other income (expense), net							(1,584)
Income (loss) before income taxes							$(160,256)
(1) Other segment expenses within Corporate Other includes $77.7 million of restructuring and related charges incurred under the 2025 restructuring plan (refer to Note 11) and $98.5 million of litigation reserve expense related to the previously disclosed insurance carrier litigation described in Note 8.

	Three Months Ended December 31, 2024
	North America	EMEA	Asia-Pacific	Latin America	Total Reportable Segments	Corporate Other	Total
Net revenues	$843,620	$297,890	$201,112	$58,990	$1,401,612	$(573)	$1,401,039
Less:
Marketing and advertising costs	65,853	41,781	22,258	2,232	132,124	27,857	159,981
Other segment expenses(1)	613,699	213,999	164,845	42,572	1,035,115	192,434	1,227,549
Total operating income (loss)	$164,068	$42,110	$14,009	$14,186	$234,373	$(220,864)	$13,509
Interest income (expense), net							(3,391)
Other income (expense), net							(2,563)
Income (loss) before income taxes							$7,555
(1) Other segment expenses within Corporate Other includes $17.8 million of restructuring and related charges incurred under the 2025 restructuring plan (refer to Note 11) and an impairment charge of $28.4 million relating to vacating the Company's former global headquarters.

	Nine Months Ended December 31, 2025
	North America	EMEA	Asia-Pacific	Latin America	Total Reportable Segments	Corporate Other	Total
Net revenues	$2,218,547	$882,037	$533,446	$178,992	$3,813,022	$(17,813)	$3,795,209
Less:
Marketing and advertising costs	172,201	99,069	60,420	8,564	340,254	64,266	404,520
Other segment expenses(1)	1,681,051	641,338	409,294	151,222	2,882,905	637,195	3,520,100
Total operating income (loss)	$365,295	$141,630	$63,732	$19,206	$589,863	$(719,274)	$(129,411)
Interest income (expense), net							(21,548)
Other income (expense), net							(7,221)
Income (loss) before income taxes							$(158,180)
(1) Other segment expenses within Corporate Other includes $135.1 million of restructuring and related charges incurred under the 2025 restructuring plan (refer to Note 11) and $98.5 million of litigation reserve expense related to the previously disclosed insurance carrier litigation proceedings described in Note 8.

	Nine Months Ended December 31, 2024
	North America	EMEA	Asia-Pacific	Latin America	Total Reportable Segments	Corporate Other	Total
Net revenues	$2,416,225	$807,960	$590,609	$170,340	$3,985,134	$(1,407)	$3,983,727
Less:
Marketing and advertising costs	157,968	101,456	71,646	5,295	336,365	70,560	406,925
Other segment expenses(1)	1,729,041	592,343	460,805	123,517	2,905,706	784,235	3,689,941
Total operating income (loss)	$529,216	$114,161	$58,158	$41,528	$743,063	$(856,202)	$(113,139)
Interest income (expense), net							(2,794)
Other income (expense), net							(8,713)
Income (loss) before income taxes							$(124,646)
(1) Other segment expenses within Corporate Other includes $57.4 million of restructuring and related charges incurred under the 2025 restructuring plan (refer to Note 11), an impairment charge of $28.4 million relating to vacating the Company's former global headquarters and $261 million of litigation expense, net of insurance proceeds, related to the settlement of the Class Action Securities litigation (refer to Note 10 of the Consolidated Financial Statements in Part II, Item 8 of the Company's Annual Report on Form 10-K for Fiscal 2025).

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
Unless otherwise noted: (i) all dollar and percentage comparisons made herein refer to the three and nine months ended December 31, 2025 compared to the three and nine months ended December 31, 2024; and (ii) all tabular data is presented in thousands, except share and per share data.

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
Quarterly Results
During the three months ended December 31, 2025, challenging market conditions persisted, particularly in North America and Asia-Pacific, driven by lower consumer demand across both our wholesale and direct-to-consumer channels.
Financial highlights for the three months ended December 31, 2025 as compared to the three months ended December 31, 2024 include:
•Total net revenues decreased 5.2%.
•Within our distribution channels, wholesale revenue decreased 6.4% and direct-to-consumer revenue decreased 3.9%.
•Within our product categories, apparel revenue decreased 3.3%, footwear revenue decreased 12.0%, and accessories revenue decreased 2.5%.
•Net revenue decreased 10.3% in North America, increased 6.0% in EMEA, decreased 5.1% in Asia-Pacific and increased 19.7% in Latin America.
•Gross margin decreased 310 basis points to 44.4%.
•Selling, general and administrative expenses increased 4.2%.
2025 Restructuring Plan
During Fiscal 2025, our Board of Directors approved a restructuring plan designed to strengthen and support the Company's financial and operational efficiencies. On November 13, 2025, the Board of Directors approved a $95 million increase to the 2025 restructuring plan to include the separation of the Curry Brand as well as additional contract terminations, asset impairments, and employee severance and benefits costs, resulting in an updated restructuring plan of up to $255 million of pre-tax restructuring and related charges. The 2025 restructuring plan consists of up to $107 million in cash-related charges, including approximately $30 million in employee severance and benefits costs and $77 million related to various transformational initiatives; and up to $148 million in non-cash charges, including approximately $7 million in employee severance and benefits costs and $141 million in facility, software, and other asset-related charges and impairments. The 2025 restructuring plan is expected to be substantially complete by the end of Fiscal 2026.
Restructuring and related charges are excluded from our segment profitability measures. We report restructuring and related charges within Corporate Other, which is designed to provide increased transparency and comparability of operating segments' performance. The net charges recorded during the three and nine months ended December 31, 2025 and 2024 respectively, were primarily related to the North America operating segment.

The following table summarizes the costs recorded during the periods indicated, as well as the current estimate of remaining charges expected to be incurred in connection with the 2025 restructuring plan:

	Three Months Ended December 31,		Nine Months Ended December 31,		Estimated Charges Remaining to be Incurred(1)
	2025	2024	2025	2024
Costs recorded in restructuring charges:
Employee-related costs	$(143)	$1,584	$8,485	$13,322
Facility-related costs(2)	2,359	5,706	30,617	18,201
Other restructuring costs(3)	72,764	6,655	80,612	10,720
Total costs recorded in restructuring charges	$74,980	$13,945	$119,714	$42,243	$17,317
Costs recorded in selling, general and administrative expenses:
Employee-related costs	$—	$—	$719	$9,460
Other transformation initiatives	2,714	3,819	14,699	5,740
Total costs recorded in selling, general and administrative expenses	$2,714	$3,819	$15,418	$15,200	$13,389
Total restructuring and related charges	$77,694	$17,764	$135,132	$57,443	$30,706
(1) Estimated restructuring and related charges reflect the high-end of the total estimated charges expected to be incurred in connection with the 2025 restructuring plan.
(2) Facility-related costs for the nine months ended December 31, 2025 includes an impairment charge of $15.9 million relating to the previously disclosed decision to exit our distribution facility in Rialto, California.
(3) Other restructuring costs for the three and nine months ended December 31, 2025, respectively, includes $69.7 million of non-cash contract termination costs, primarily relating to the separation of the Curry Brand.

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
Macroeconomic Factors and Other Global Events
We are actively monitoring the evolving global trade environment, including recent changes in global trade policy, and related effects on consumer discretionary spending. We continue to assess the implications for our business and are actively implementing mitigation strategies. However, we expect these changes will have a material impact on our Fiscal 2026 results of operations, including revenue, gross profit and operating income. Based on information that is currently available, we anticipate a negative impact of approximately $80 million to our cost of goods sold in Fiscal 2026 attributable to increased tariffs, which is expected to impact gross profit by approximately 160 basis points.
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

RESULTS OF OPERATIONS
The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2025		2024		2025		2024
Net revenues	$1,327,761	100.0%	$1,401,039	100.0%	$3,795,209	100.0%	$3,983,727	100.0%
Cost of goods sold	738,021	55.6%	735,884	52.5%	2,028,389	53.4%	2,059,765	51.7%
Gross profit	589,740	44.4%	665,155	47.5%	1,766,820	46.6%	1,923,962	48.3%
Selling, general and administrative expenses	664,540	50.0%	637,701	45.5%	1,776,517	46.8%	1,994,858	50.1%
Restructuring charges	74,980	5.6%	13,945	1.0%	119,714	3.2%	42,243	1.1%
Income (loss) from operations	(149,780)	(11.3)%	13,509	1.0%	(129,411)	(3.4)%	(113,139)	(2.8)%
Interest income (expense), net	(8,892)	(0.7)%	(3,391)	(0.2)%	(21,548)	(0.6)%	(2,794)	(0.1)%
Other income (expense), net	(1,584)	(0.1)%	(2,563)	(0.2)%	(7,221)	(0.2)%	(8,713)	(0.2)%
Income (loss) before income taxes	(160,256)	(12.1)%	7,555	0.5%	(158,180)	(4.2)%	(124,646)	(3.1)%
Income tax expense (benefit)	270,604	20.4%	6,295	0.4%	293,886	7.7%	9,308	0.2%
Income (loss) from equity method investments	33	—%	(26)	—%	(187)	—%	144	—%
Net income (loss)	$(430,827)	(32.4)%	$1,234	0.1%	$(452,253)	(11.9)%	$(133,810)	(3.4)%
Revenues
Net revenues consist of net sales and license revenues. Net sales consist of sales from apparel, footwear and accessories products. Our license revenues primarily consist of fees paid to us by licensees in exchange for the use of our trademarks on their products. The following tables summarize net revenues by product category and distribution channel for the periods indicated:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2025	2024	Change ($)	Change (%)	2025	2024	Change ($)	Change (%)
Net Revenues by Product Category:
Apparel	$934,015	$966,068	$(32,053)	(3.3)%	$2,617,090	$2,671,048	$(53,958)	(2.0)%
Footwear	265,135	301,208	(36,073)	(12.0)%	794,616	924,357	(129,741)	(14.0)%
Accessories	107,660	110,432	(2,772)	(2.5)%	320,815	319,358	1,457	0.5%
Net Sales	1,306,810	1,377,708	(70,898)	(5.1)%	3,732,521	3,914,763	(182,242)	(4.7)%
License revenues	27,155	23,904	3,251	13.6%	80,501	70,371	10,130	14.4%
Corporate Other (1)	(6,204)	(573)	(5,631)	(982.7)%	(17,813)	(1,407)	(16,406)	(1166.0)%
Total net revenues	$1,327,761	$1,401,039	$(73,278)	(5.2)%	$3,795,209	$3,983,727	$(188,518)	(4.7)%

Net Revenues by Distribution Channel:
Wholesale	$659,965	$704,760	$(44,795)	(6.4)%	$2,084,065	$2,211,266	$(127,201)	(5.8)%
Direct-to-consumer	646,845	672,948	(26,103)	(3.9)%	1,648,456	1,703,497	(55,041)	(3.2)%
Net Sales	1,306,810	1,377,708	(70,898)	(5.1)%	3,732,521	3,914,763	(182,242)	(4.7)%
License revenues	27,155	23,904	3,251	13.6%	80,501	70,371	10,130	14.4%
Corporate Other (1)	(6,204)	(573)	(5,631)	(982.7)%	(17,813)	(1,407)	(16,406)	(1166.0)%
Total net revenues	$1,327,761	$1,401,039	$(73,278)	(5.2)%	$3,795,209	$3,983,727	$(188,518)	(4.7)%
(1) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program.

Net Sales
Net sales decreased by $70.9 million, or 5.1%, to $1.3 billion during the three months ended December 31, 2025, from $1.4 billion during the three months ended December 31, 2024. Apparel decreased primarily due to lower average selling prices and lower unit sales. Footwear decreased primarily due to lower unit sales and lower average selling prices, partially offset by favorable channel mix. Accessories decreased primarily due to unfavorable channel mix, partially offset by higher unit sales. From a channel perspective, the decrease in net sales was due to a decrease in both wholesale and direct-to-consumer.
Net sales decreased by $182.2 million, or 4.7%, to $3.7 billion during the nine months ended December 31, 2025, from $3.9 billion during the nine months ended December 31, 2024. Apparel decreased primarily due to lower average selling prices and unfavorable channel mix, partially offset by higher unit sales. Footwear decreased primarily due to lower unit sales and lower average selling prices. Accessories increased primarily due to higher unit sales, partially offset by unfavorable channel mix. From a channel perspective, the decrease in net sales was due to a decrease in both wholesale and direct-to-consumer.
License Revenues
License revenues increased by $3.3 million or 13.6%, to $27.2 million during the three months ended December 31, 2025, from $23.9 million during the three months ended December 31, 2024. This was primarily due to higher revenues from our international licensing partners.
License revenues increased by $10.1 million or 14.4%, to $80.5 million during the nine months ended December 31, 2025, from $70.4 million during the nine months ended December 31, 2024. This was primarily due to higher revenues from our international licensing partners and our licensing partners in North America.
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
We include outbound freight costs associated with shipping goods to customers as cost of goods sold; however, we include the majority of outbound handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound handling costs in their cost of goods sold. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate our distribution facilities. These costs were $18.7 million and $58.6 million for the three and nine months ended December 31, 2025, respectively (three and nine months ended December 31, 2024: $20.4 million and $58.7 million, respectively).
Gross profit decreased by $75.4 million to $589.7 million during the three months ended December 31, 2025, as compared to $665.2 million during the three months ended December 31, 2024. Gross profit as a percentage of net revenues, or gross margin, decreased to 44.4% from 47.5%. This decrease in gross margin of approximately 310 basis points was primarily driven by unfavorable impacts of 180 basis points from supply chain, including 200 basis points from tariff impacts,140 basis points from pricing due to a more promotional environment in North America and 40 basis points from channel and regional mix. These were partially offset by favorable impacts of 30 basis points from changes in foreign currency and 20 basis points from product mix.
Gross profit decreased by $157.1 million to $1.8 billion during the nine months ended December 31, 2025, as compared to $1.9 billion during the nine months ended December 31, 2024. Gross profit as a percentage of net revenues, or gross margin, decreased to 46.6% from 48.3%. This decrease in gross margin of approximately 170 basis points was primarily driven by unfavorable impacts of 110 basis points from supply chain, including 130 basis points from tariff impacts, 60 basis points from pricing a more promotional environment in North America and 55 basis points from channel and regional mix. These were partially offset by favorable impacts of 30 basis points from changes in foreign currency and 25 basis points from product mix.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses consist of costs related to marketing and advertising, selling, product innovation and supply chain, and corporate services. We consolidate our selling, general and administrative expenses into two primary categories: "marketing and advertising" and "other." The marketing and advertising category consists primarily of sports and brand marketing, media and retail presentation. Sports and brand marketing includes professional, club and collegiate sponsorship agreements, individual athlete and influencer agreements, and providing and selling products directly to teams and individual athletes. Media includes digital, broadcast, and print media outlets, including social and mobile media. Retail presentation includes sales displays and concept shops and depreciation expense specific to our in-store fixture programs. Our marketing and advertising costs are an important driver of our growth. The other category is the sum of our selling, product innovation and supply chain, and corporate services categories.

	Three Months Ended December 31,				Nine Months Ended December 31,
	2025	2024	Change ($)	Change (%)	2025	2024	Change ($)	Change (%)
Selling, general and administrative expenses	$664,540	$637,701	$26,839	4.2%	$1,776,517	$1,994,858	$(218,341)	(10.9)%
Selling, general and administrative expenses increased by $26.8 million, or 4.2%, during the three months ended December 31, 2025 as compared to the three months ended December 31, 2024. Within selling, general and administrative expenses:
•Marketing and advertising costs decreased $20.2 million or 12.6%. This was primarily due to a decrease in marketing activity during the period. As a percentage of net revenues, marketing and advertising costs decreased to 10.5% from 11.4%.
•Other costs increased $47.0 million or 9.8%, primarily due to higher litigation reserve expense relating to the previously disclosed litigation with our insurance carriers (refer to Note 8 of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details), partially offset by lower incentive compensation expense, lower facility-related expenses and lower non-salaried compensation expense. Additionally, the prior year included an impairment charge of $28.4 million relating to vacating our former global headquarters. As a percentage of net revenues, other costs increased to 39.5% from 34.1%.
As a percentage of net revenues, selling, general and administrative expenses increased to 50.0% during the three months ended December 31, 2025 as compared to 45.5% during the three months ended December 31, 2024.
Selling, general and administrative expenses decreased by $218.3 million, or 10.9%, during the nine months ended December 31, 2025 as compared to the nine months ended December 31, 2024. Within selling, general and administrative expenses:
•Marketing and advertising costs decreased $2.4 million or 0.6%. This was primarily due to a decrease in marketing activities during the period. As a percentage of net revenues, marketing and advertising costs increased to 10.7% from 10.2%.
•Other costs decreased $215.9 million or 13.6%, primarily due to lower litigation reserve expense, lower incentive compensation expense and lower facility-related expenses. The current year includes $98.5 million of litigation reserve expense relating to the previously disclosed litigation with our insurance carriers (refer to Note 8 of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details). The prior year included $261 million of litigation reserve expense relating to the Consolidated Securities Action litigation, which was settled in Fiscal 2025 (refer to Note 10 of the Consolidated Financial Statements in Part II, Item 8 of the Company's Annual Report on Form 10-K for Fiscal 2025). Additionally, the prior year included an impairment charge of $28.4 million relating to vacating our former global headquarters. As a percentage of net revenues, other costs decreased to 36.2% from 39.9%.
As a percentage of net revenues, selling, general and administrative expenses decreased to 46.8% during the nine months ended December 31, 2025 as compared to 50.1% during the nine months ended December 31, 2024.
Restructuring Charges
Restructuring charges within our operating expenses primarily consist of employee severance and benefit costs, contract termination costs, facility, software and other asset-related charges and impairments and various transformational initiatives. Refer to Note 11 of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.

	Three Months Ended December 31,				Nine Months Ended December 31,
	2025	2024	Change ($)	Change (%)	2025	2024	Change ($)	Change (%)
Restructuring charges	$74,980	$13,945	$61,035	437.7%	$119,714	$42,243	$77,471	183.4%
Restructuring charges increased by $61.0 million during the three months ended December 31, 2025 compared to the three months ended December 31, 2024. This was due to higher other restructuring costs, primarily relating to the separation of the Curry Brand, partially offset by lower facility-related costs and lower employee-related costs.
Restructuring charges increased by $77.5 million during the nine months ended December 31, 2025 compared to the nine months ended December 31, 2024. This was due to higher other restructuring costs, primarily relating to the separation of the Curry Brand, and higher facility-related costs resulting from an impairment charge of $15.9 million relating to the previously disclosed decision to exit the Company's distribution facility in Rialto, California, partially offset by lower employee-related costs.
Interest Income (Expense), net
Interest income (expense), net includes interest income earned on our cash and cash equivalents and restricted investments, amortization of deferred financing costs, bank fees, capitalized interest for long-term property and equipment projects and interest expense under the credit and other long-term debt facilities. Refer to Note 7 of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.

	Three Months Ended December 31,				Nine Months Ended December 31,
	2025	2024	Change ($)	Change (%)	2025	2024	Change ($)	Change (%)
Interest income (expense), net	$(8,892)	$(3,391)	$(5,501)	(162.2)%	$(21,548)	$(2,794)	$(18,754)	(671.2)%
Interest expense, net increased by $5.5 million to $8.9 million during the three months ended December 31, 2025 compared to $3.4 million during the three months ended December 31, 2024. This was primarily due to an increase in interest expense resulting from the issuance of the Senior Notes due 2030 and borrowings on our revolving credit facility, partially offset by interest income earned on the restricted investments held to satisfy and discharge the Senior Notes due 2026.
Interest expense, net increased by $18.8 million to $21.5 million during the nine months ended December 31, 2025 compared to $2.8 million during the nine months ended December 31, 2024. This was primarily due to an increase in interest expense resulting from the issuance of the Senior Notes due 2030 and borrowings on our revolving credit facility, partially offset by interest income earned on the restricted investments held to satisfy and discharge the Senior Notes due 2026.
Other Income (Expense), net
Other income (expense), net generally consists of unrealized and realized gains and losses on our foreign currency derivative financial instruments, and unrealized and realized gains and losses on adjustments that arise from fluctuations in foreign currency exchange rates relating to transactions generated by our international subsidiaries. Other income (expense), net also includes rent expense and associated sublease income relating to lease assets held for sublet purposes.

	Three Months Ended December 31,				Nine Months Ended December 31,
	2025	2024	Change ($)	Change (%)	2025	2024	Change ($)	Change (%)
Other income (expense), net	$(1,584)	$(2,563)	$979	38.2%	$(7,221)	$(8,713)	$1,492	17.1%
Other expense, net decreased by $1.0 million to $1.6 million during the three months ended December 31, 2025 compared to $2.6 million during the three months ended December 31, 2024. This was primarily due a net gain from foreign currency hedges.
Other expense, net decreased by $1.5 million to $7.2 million during the nine months ended December 31, 2025 compared to $8.7 million during the nine months ended December 31, 2024. This was primarily due an increase in sublease income, offset by lower net gains from foreign currency hedges.

Income Tax Expense (Benefit)

	Three Months Ended December 31,				Nine Months Ended December 31,
	2025	2024	Change ($)	Change (%)	2025	2024	Change ($)	Change (%)
Income tax expense (benefit)	$270,604	$6,295	$264,309	4198.7%	$293,886	$9,308	$284,578	3057.3%
Income tax expense increased by $264.3 million to $270.6 million during the three months ended December 31, 2025 from income tax expense of $6.3 million during the three months ended December 31, 2024. For the three months ended December 31, 2025, our effective tax rate was (168.9)% compared to 83.3% for the three months ended December 31, 2024. The change in our effective tax rate was primarily driven by the impact of recording valuation allowances against the majority of forecasted fiscal year losses in the United States, and discrete items, including the impact of recording valuation allowances against previously recognized United States federal deferred tax assets.
Income tax expense increased by $284.6 million to $293.9 million during the nine months ended December 31, 2025 from income tax expense of $9.3 million during the nine months ended December 31, 2024. For the nine months ended December 31, 2025, our effective tax rate was (185.8)% compared to (7.5)% for the nine months ended December 31, 2024. The change in our effective tax rate was primarily driven by the impact of recording valuation allowances against the majority of forecasted fiscal year losses in the United States, and discrete items, including the impact of recording valuation allowances against previously recognized United States federal deferred tax assets.

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
The net revenues and operating income (loss) associated with our segments are summarized in the following tables.
Net Revenues

	Three Months Ended December 31,				Nine Months Ended December 31,
	2025	2024	Change ($)	Change (%)	2025	2024	Change ($)	Change (%)
North America	$756,726	$843,620	$(86,894)	(10.3)%	$2,218,547	$2,416,225	$(197,678)	(8.2)%
EMEA	315,751	297,890	17,861	6.0%	882,037	807,960	74,077	9.2%
Asia-Pacific	190,885	201,112	(10,227)	(5.1)%	533,446	590,609	(57,163)	(9.7)%
Latin America	70,603	58,990	11,613	19.7%	178,992	170,340	8,652	5.1%
Corporate Other (1)	(6,204)	(573)	(5,631)	(982.7)%	(17,813)	(1,407)	(16,406)	(1,166.0)%
Total net revenues	$1,327,761	$1,401,039	$(73,278)	(5.2)%	$3,795,209	$3,983,727	$(188,518)	(4.7)%
(1) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program.

North America
Net revenues in our North America region decreased by $86.9 million, or 10.3% during the three months ended December 31, 2025. This was driven by a decrease in both our wholesale and direct-to-consumer channels, partially offset by an increase in license revenues. Within our direct-to-consumer channel, net revenues decreased in e-commerce and owned and operated retail stores.
Net revenues in our North America region decreased by $197.7 million, or 8.2% during the nine months ended December 31, 2025. This was driven by a decrease in both our wholesale and direct-to-consumer channels, partially offset by an increase in license revenues. Within our direct-to-consumer channel, net revenues decreased in e-commerce and owned and operated retail stores.
EMEA
Net revenues in our EMEA region increased by $17.9 million, or 6.0% during the three months ended December 31, 2025. This was driven by an increase in both our wholesale and direct-to-consumer channels and an increase in license revenues. Within our direct-to-consumer channel, net revenues increased in owned and operated retail stores, partially offset by a decrease in e-commerce. Net revenues in our EMEA region were also positively impacted by changes in foreign exchange rates.
Net revenues in our EMEA region increased by $74.1 million, or 9.2% during the nine months ended December 31, 2025. This was driven by an increase in both our wholesale and direct-to-consumer channels and an increase in license revenues. Within our direct-to-consumer channel, net revenues increased in owned and operated retail stores, partially offset by a decrease in e-commerce. Net revenues in our EMEA region were also positively impacted by changes in foreign exchange rates.
Asia-Pacific
Net revenues in our Asia-Pacific region decreased by $10.2 million, or 5.1% during the three months ended December 31, 2025. This was driven by a decrease in both our wholesale and direct-to-consumer channels, partially offset by an increase in license revenues. Within our direct-to-consumer channel, net revenues decreased in owned and operated retail stores and in e-commerce.
Net revenues in our Asia-Pacific region decreased by $57.2 million, or 9.7% during the nine months ended December 31, 2025. This was driven by a decrease in both our wholesale and direct-to-consumer channels, partially offset by an increase in license revenues. Within our direct-to-consumer channel, net revenues decreased in e-commerce and owned and operated retail stores.
Latin America
Net revenues in our Latin America region increased by $11.6 million, or 19.7% during the three months ended December 31, 2025. This was driven by an increase in both our wholesale and direct-to-consumer channels. Within our direct-to-consumer channel, net revenues increased in owned and operated retail stores and e-commerce.
Net revenues in our Latin America region increased by $8.7 million, or 5.1% during the nine months ended December 31, 2025. This was driven by an increase in both our wholesale and direct-to-consumer channels, partially offset by a decrease in license revenues. Within our direct-to-consumer channel, net revenues increased in owned and operated retail stores and e-commerce.
Corporate Other
Net revenues in Corporate Other decreased by $5.6 million during the three months ended December 31, 2025. This was primarily driven by foreign currency hedge losses related to revenues generated by entities within our operating segments.
Net revenues in Corporate Other decreased by $16.4 million during the nine months ended December 31, 2025. This was primarily driven by foreign currency hedge losses related to revenues generated by entities within our operating segments.

Operating Income (Loss)

	Three Months Ended December 31,				Nine Months Ended December 31,
	2025	2024	Change ($)	Change (%)	2025	2024	Change ($)	Change (%)
North America	$105,902	$164,068	$(58,166)	(35.5)%	$365,295	$529,216	$(163,921)	(31.0)%
EMEA	49,386	42,110	7,276	17.3%	141,630	114,161	27,469	24.1%
Asia-Pacific	20,954	14,009	6,945	49.6%	63,732	58,158	5,574	9.6%
Latin America	8,004	14,186	(6,182)	(43.6)%	19,206	41,528	(22,322)	(53.8)%
Corporate Other (1)	(334,026)	(220,864)	(113,162)	(51.2)%	(719,274)	(856,202)	136,928	16.0%
Total operating income (loss)	$(149,780)	$13,509	$(163,289)	(1,208.7)%	$(129,411)	$(113,139)	$(16,272)	(14.4)%
(1) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program. Corporate Other also includes expenses related to our central supporting functions.

North America
Operating income in our North America region decreased by $58.2 million, or 35.5% during the three months ended December 31, 2025. This was primarily due to a decrease in gross profit, driven by lower net revenues, as discussed above, and higher product input costs resulting from increased tariffs as well as higher selling and distribution expenses. These were partially offset by lower non-salaried compensation, lower facility-related expenses and lower marketing and advertising costs.
Operating income in our North America region decreased by $163.9 million, or 31.0% during the nine months ended December 31, 2025. This was primarily due to a decrease in gross profit, driven by lower net revenues as discussed above, and higher product input costs resulting from increased tariffs. Additionally, the decrease was driven by higher marketing and advertising costs and higher selling and distribution expenses, partially offset by lower facility-related expenses and lower non-salaried compensation.
EMEA
Operating income in our EMEA region increased by $7.3 million, or 17.3% during the three months ended December 31, 2025. This was primarily due to an increase in gross profit driven by higher net revenues, as discussed above, and lower bad debt expense. These were partially offset by higher salaried and non-salaried compensation expenses.
Operating income in our EMEA region increased by $27.5 million, or 24.1% during the nine months ended December 31, 2025. This was primarily due to an increase in gross profit, driven by higher net revenues, as discussed above, lower bad debt expense and lower marketing and advertising costs. These were partially offset by higher salaried and non-salaried compensation expenses, higher selling and distribution expenses, and higher depreciation expense.
Asia-Pacific
Operating income in our Asia-Pacific region increased by $6.9 million, or 49.6% during the three months ended December 31, 2025. This was primarily due to lower marketing and advertising costs, partially offset by a decrease in gross profit. The decrease in gross profit was driven by lower net revenues as discussed above.
Operating income in our Asia-Pacific region increased by $5.6 million, or 9.6% during the nine months ended December 31, 2025. This was primarily due to lower marketing and advertising costs, partially offset by a decrease in gross profit. The decrease in gross profit was driven by lower net revenues as discussed above.
Latin America
Operating income in our Latin America region decreased by $6.2 million, or 43.6% during the three months ended December 31, 2025. This was primarily due to higher bad debt expense, higher marketing and advertising costs, higher selling and distribution expenses and a decrease in gross profit. The decrease in gross profit was driven by higher product input costs, partially offset by an increase net revenues as discussed above.
Operating income in our Latin America region decreased by $22.3 million, or 53.8% during the nine months ended December 31, 2025. This was primarily due to a decrease in gross profit, driven by higher product input costs, partially offset by higher net revenues as discussed above. Additionally, the decrease was driven by higher marketing and advertising costs and higher bad debt expense.
Corporate Other
Operating loss in Corporate Other increased by $113.2 million, or 51.2% during the three months ended December 31, 2025. This was primarily due to $98.5 million of litigation reserve expense relating to the previously disclosed litigation with our insurance carriers (refer to Note 8 of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details) and higher restructuring charges under the 2025 restructuring plan as discussed above. Additionally, the prior year included an impairment charge of $28.4 million relating to vacating our former global headquarters.
Operating loss in Corporate Other decreased by $136.9 million, or 16.0% during the nine months ended December 31, 2025. This was primarily due to lower litigation reserve expense, partially offset by higher restructuring charges under the 2025 restructuring plan as discussed above. Litigation reserve expense in the current year includes $98.5 million relating to the previously disclosed litigation with our insurance carriers (refer to Note 8 of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details). Litigation reserve expense in the prior year included $261 million relating to the Consolidated Securities Action litigation which was settled in Fiscal 2025 (refer to Note 10 of the Consolidated Financial Statements in Part II, Item 8 of the Company's Annual Report on Form 10-K for Fiscal 2025). Additionally, the prior year included an impairment charge of $28.4 million relating to vacating our former global headquarters.

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
As of December 31, 2025, we had approximately $465 million of cash and cash equivalents. As described below, in June 2025, we issued $400 million in aggregate principal amount of Senior Notes due 2030 (as defined below) and, during August 2025, we used the net proceeds from this offering, together with borrowings under our amended credit agreement and cash on hand, to satisfy and discharge the Senior Notes due 2026 (as defined below). In connection with the satisfaction and discharge, we deposited with Wilmington Trust, National Association as trustee, all amounts necessary to satisfy and discharge our obligations under the Senior Notes due 2026 through maturity. In addition, as described above and previously disclosed, we remain in litigation with certain of our insurance carriers, and as of December 31, 2025, we have recorded an accrual of $98.5 million in respect of these legal proceeding contingencies. Although the timing of resolution is unknown and the amount of loss ultimately incurred may be different than the amount accrued, we anticipate that any amounts ultimately payable by us will be paid using cash on hand, borrowings under our amended credit agreement or a combination thereof. We believe our cash and cash equivalents on hand, cash from operations, our ability to reduce our expenditures as needed, borrowings available to us under our amended credit agreement, our ability to access the capital markets, and other financing alternatives are adequate to meet our liquidity needs and capital expenditure requirements for at least the next twelve months.
In addition, from time to time, based on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors and subject to compliance with applicable laws and regulations, we may seek to utilize cash on hand, borrowings or raise capital to retire, repurchase or redeem our debt securities, repay debt, repurchase shares of our common stock or otherwise enter into similar transactions to support our capital structure and business or utilize excess cash flow on a strategic basis. For example, as further described below, in May 2024, our Board of Directors authorized a share repurchase program pursuant to which we are authorized to repurchase a total of $500 million of our Class C Common Stock through May 2027. As of December 31, 2025, we have repurchased a total of $115 million Class C Common Stock under this program.
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
During the nine months ended December 31, 2025, under the above authorization, we repurchased $25 million of Class C Common Stock and received a total of 5.2 million shares, which were immediately retired. The shares of Class C Common Stock were repurchased in the open market at prevailing market prices under a plan designed to comply with Rule 10b5-1 and Rule 10b-18 under the Securities and Exchange Act of 1934, as amended, with the timing and actual number of shares repurchased depending upon market conditions and other factors. As a result, $25.0 million was recorded to retained earnings to reflect the difference between the market price of the Class C Common Stock repurchased and its par value. No shares were repurchased under the share repurchase program during the three months ended December 31, 2025.
During the three months ended December 31, 2024, under the above authorization, we repurchased $25 million of Class C Common Stock through accelerated share repurchase transactions and received a total of 2.8 million shares, which were immediately retired. As a result, $24.4 million was recorded to retained earnings to reflect the difference between the market price of the Class C Common Stock repurchased and its par value.
During the nine months ended December 31, 2024, under the above authorization, we repurchased $65 million of Class C Common Stock through accelerated share repurchase transactions and received a total of 8.7 million shares, which were immediately retired. As a result, $65.3 million was recorded to retained earnings to reflect the difference between the market price of the Class C Common Stock repurchased and its par value.
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

Cash Flows
The following table presents the major components of our cash flows provided by and used in operating, investing and financing activities for the periods presented:

	Nine Months Ended December 31,
	2025	2024	Change ($)
Net cash provided by (used in):
Operating activities	$257,079	$142,880	$114,199
Investing activities	(673,703)	(99,194)	(574,509)
Financing activities	360,486	(154,455)	514,941
Effect of exchange rate changes on cash and cash equivalents	9,480	(20,982)	30,462
Net increase (decrease) in cash and cash equivalents	$(46,658)	$(131,751)	$85,093
Operating Activities
Cash flows provided by operating activities increased by $114.2 million, as compared to the nine months ended December 31, 2024, primarily driven by an increase from changes in working capital of $189.2 million, partially offset by a decrease in net income before the impact of non-cash items of $75.0 million.
The changes in working capital were due to the following inflows:
•$179.5 million from changes in accrued expenses and other liabilities;
•$80.2 million from changes in accounts payable;
•$45.6 million from changes in income taxes payable and receivable, net;
•$27.7 million from changes in inventories; and
•$12.4 million from changes in other non-current assets.
These inflows were partially offset by the following working capital outflows:
•$71.8 million from changes in accounts receivable;
•$51.2 million from changes in prepaid expenses and other current assets; and
•$33.2 million from changes in customer refund liabilities.

Investing Activities
Cash flows used in investing activities increased by $574.5 million, as compared to the nine months ended December 31, 2024. During the nine months ended December 31, 2025, we deposited $601.2 million into a restricted investment in connection with the satisfaction and discharge of the Senior Notes due 2026 (as defined and discussed below). During the nine months ended December 31, 2024, we collected a $50 million earn-out in connection with the sale of the MyFitnessPal platform.
Additionally, total capital expenditures during the nine months ended December 31, 2025 were $72.0 million, or approximately 2% of net revenues, representing a $67.9 million decrease from $139.9 million during the nine months ended December 31, 2024. Our long-term operating principle for capital expenditures is to spend between 2% and 4% of annual net revenues as we invest in our global direct-to-consumer and e-commerce businesses, information technology systems, distribution centers and our global offices.
Financing Activities
Cash flows provided by financing activities increased by $514.9 million, as compared to the nine months ended December 31, 2024. During the nine months ended December 31, 2025, we issued $400 million of Senior Notes due 2030 (as defined below) and borrowed $200 million under the revolving credit facility, which was repaid during the same period. During the nine months ended December 31, 2024, we repaid the $80.9 million aggregate principal amount of the 1.50% Convertible Senior Notes due 2024 using cash on hand. Additionally, we repurchased $25 million of our Class C Common Stock during the nine months ended December 31, 2025 as compared to $65 million repurchased during the nine months ended December 31, 2024.

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
During the three months ended December 31, 2025, we repaid $200 million of borrowings under the revolving credit facility. As of December 31, 2025 and March 31, 2025, no amounts were outstanding under the revolving credit facility.
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
Up to $50.0 million of the facility may be used for the issuance of letters of credit. As of December 31, 2025, $45.5 million of letters of credit were outstanding (March 31, 2025: $45.7 million).
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
We are also required to maintain a ratio of consolidated EBITDA, to consolidated interest expense of not less than 3.50 to 1.0 (the "interest coverage covenant") and we are not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.0, or, at our election during a fiscal quarter in which a permitted acquisition with a cash purchase price exceeding $100,000,000 is consummated, 3.75 to 1.00 (the "leverage covenant"), as described in more detail in the amended credit agreement. In July 2025, we entered into the eighth amendment to the credit agreement to exclude from the definition of indebtedness any indebtedness that has been defeased, satisfied and discharged and/or redeemed and to adjust the amount of interest expense included in the interest coverage covenant to exclude interest accruing on defeased debt. As such, the Senior Notes due 2026, including related interest, have been excluded. As of December 31, 2025, we were in compliance with the applicable covenants.
In addition, the amended credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the amended credit agreement, will be considered an event of default under the amended credit agreement.
Borrowings under the amended credit agreement bear interest at a rate per annum equal to, at our option, either (a) an alternate base rate (for borrowings in U.S. dollars), (b) a term rate (for borrowings in U.S. dollars, Euro or Japanese Yen) or (c) a "risk free" rate (for borrowings in U.S. dollars or Pounds Sterling), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the "pricing grid") based on the leverage ratio of consolidated total indebtedness to consolidated EBITDA and ranges between 1.00% to 1.75% (or, in the case of alternate base loans 0.00% to 0.75%). We will also pay a commitment fee determined in accordance with the pricing grid on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of December 31, 2025, the commitment fee was 20.0 basis points.

3.25% Senior Notes
In June 2016, we issued $600.0 million in aggregate principal amount of 3.25% senior unsecured notes due June 15, 2026 (the "Senior Notes due 2026"). The Senior Notes due 2026 bear interest at a fixed rate of 3.25% per annum, payable semi-annually on June 15 and December 15 beginning on December 15, 2016.
In August 2025, using the net proceeds from the Senior Notes due 2030 (as defined below), together with borrowings under the amended credit agreement and cash on hand, we satisfied and discharged the Senior Notes due 2026 by irrevocably depositing funds in an amount sufficient to satisfy all remaining principal and interest payments. These funds were deposited with Wilmington Trust, National Association as trustee under the indenture dated as of June 13, 2016, as supplemented by First Supplemental Indenture dated as of June 13, 2016 (the "Indenture"). As a result of the satisfaction and discharge, we were released from the remaining obligations under the Senior Notes due 2026 and the Indenture, except those obligations in the Indenture that expressly survive the satisfaction and discharge.
Holders of the Senior Notes due 2026 will receive payment of principal on the scheduled maturity date and payment of interest at the per annum rate on the dates set forth in the Indenture. Accordingly, the satisfaction and discharge represents an in-substance defeasance (as defined under ASC Topic 405 "Liabilities"). Therefore, the Senior Notes due 2026 remain on our Condensed Consolidated Balance Sheets as of December 31, 2025 and will continue to accrete to their par value over the period until maturity in June 2026. Additionally, the related trust assets are included in restricted investments on our Condensed Consolidated Balance Sheets as of December 31, 2025.
7.25% Senior Notes
In June 2025, we issued $400.0 million in aggregate principal amount of 7.25% senior unsecured notes due July 15, 2030 (the "Senior Notes due 2030"). The Senior Notes due 2030 are guaranteed on a senior unsecured basis by our subsidiary guarantors that provide guarantees under the amended credit agreement. The Senior Notes due 2030 bear interest at a fixed rate of 7.25% per annum, payable semi-annually in arrears on January 15 and July 15 beginning on January 15, 2026. We may redeem some or all of the Senior Notes due 2030 at any time, or from time to time, at the redemption prices described in the indenture governing the Senior Notes due 2030.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due to the material weakness in our internal control over financial reporting described below.
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
Remediation Efforts and Status of Remaining Material Weakness
During the quarter ended December 31, 2025, with the oversight of the Audit Committee of the Board of Directors, management has been executing on and remains committed to implementing measures designed to ensure that the control deficiencies that contributed to the material weakness are remediated. As it specifically relates to actions taken during the quarter ended December 31, 2025, we implemented changes in governance and oversight, as well as developed and implemented controls as part of our third quarter close process and will continue to enhance or modify these controls in future periods if needed. Although our remediation measures are ongoing, we believe the actions taken during the third quarter, as well as the cumulative actions taken to date, described below, will contribute towards the remediation of the previously identified material weakness:
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
We believe the measures described above will contribute toward the remediation of the control deficiencies we have identified and strengthen our internal control over financial reporting. We are committed to improving our internal control over financial reporting and will continue to review, optimize and enhance our controls and procedures. As we evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify certain remediation measures described above. This material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls operate effectively. We expect the material weakness will be remediated by the end of Fiscal 2026.

Changes in Internal Control Over Financial Reporting
As described above, there were changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer purchases of equity securities:
The following table sets forth repurchases of our Class C Common Stock during the three months ended December 31, 2025 under the three-year $500 million share repurchase program authorized by our Board of Directors in May 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximately Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
10/01/2025 to 10/31/2025	—	$—	—	$385.0
11/01/2025 to 11/30/2025	—	$—	—	$385.0
12/01/2025 to 12/31/2025	—	$—	—	$385.0

ITEM 5. OTHER INFORMATION
(c)
During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.

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
Date: February 6, 2026