Form 10-K
period 2026-03-31
Under Armour, Inc.
filed 2026-05-19
CIK 1336917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-K
______________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2026
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑   No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of September 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A Common Stock and Class C Common Stock held by non-affiliates was $939,836,713 and $845,481,147, respectively.
As of May 15, 2026 there were 188,839,506 shares of Class A Common Stock, 34,450,000 shares of Class B Convertible Common Stock and 203,035,386 shares of Class C Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Under Armour, Inc.’s Proxy Statement for the Annual Meeting of Stockholders to be held on August 26, 2026 are incorporated by reference in Part III of this Annual Report on Form 10-K.

UNDER ARMOUR, INC.
ANNUAL REPORT ON FORM 10-K

PART I.
FORWARD-LOOKING STATEMENTS
Some of the statements contained in this Annual Report on Form 10-K constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our share repurchase program, our future financial condition or results of operations, our prospects and strategies for future growth, potential restructuring efforts, including the scope of these restructuring efforts and the amount of potential charges and costs, the timing of these measures and the anticipated benefits of our restructuring plans, expectations regarding promotional activities, freight, product cost pressures and foreign currency impacts, the impact of global economic conditions including changes in global trade policy and inflation on our results of operations, our liquidity and use of capital resources, expectations related to tariffs, the development and introduction of new products, the implementation of our marketing and branding strategies, the future benefits and opportunities from significant investments and the impact of litigation or other proceedings. In many cases, you can identify forward-looking statements by terms such as "may," "will," "could," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "outlook," "potential" or the negative of these terms or other comparable terminology.
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
•the impact of global events beyond our control, including military conflicts, public health events, and the effects of changes in the global trade environment, such as the imposition of new tariffs and countermeasures thereto, on our profitability;
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
•our ability to effectively develop and launch new, innovative products and engage our consumers;
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
•risks related to data security or privacy breaches; and
•our potential exposure to and the financial impact of litigation and other proceedings.

The forward-looking statements contained in this Annual Report on Form 10-K reflect our views and assumptions only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Throughout this Annual Report on Form 10-K: (i) the term "Fiscal 2027" means our fiscal year beginning on April 1, 2026 and ending March 31, 2027; (ii) the term "Fiscal 2026" means our fiscal year beginning on April 1, 2025 and ended March 31, 2026; (iii) the term "Fiscal 2025" means our fiscal year beginning on April 1, 2024 and ended March 31, 2025; and (iv) the term "Fiscal 2024" means our fiscal year beginning on April 1, 2023 and ended March 31, 2024. Our Consolidated Financial Statements are presented in U.S. dollars. As used in this report, the terms "we," "our," "us," "Under Armour" and the "Company" refer to Under Armour, Inc. and its subsidiaries unless the context indicates otherwise.

ITEM 1. BUSINESS
General
Our principal business activities are the design, development, marketing and global distribution of branded performance apparel, footwear and accessories for men, women and youth. Our performance products are engineered with performance-driven materials and technologies, spanning a wide range of designs and styles for use in diverse climates. Our products are worn by athletes at all levels, from youth to professional, across multiple sports worldwide as well as by consumers who embrace active and performance-oriented lifestyles.
We generate net revenues from the sale of our products to national, regional, independent and specialty retailers and distributors worldwide. We also generate net revenues through our direct-to-consumer channel, which includes our owned Brand and Factory House stores and e-commerce platforms. We are focused on driving sustainable long-term growth and profitability through increased demand for our core product categories, continued expansion of our direct-to-consumer capabilities and strategic development of our global wholesale network.
Our strategic priorities are focused on elevating brand positioning, simplifying and scaling our operating model, accelerating innovation and enhancing global go‑to‑market execution. Execution of these priorities depends, in part, on our ability to deliver against strategic initiatives across key areas of the business, including North America, our largest market. Our digital strategy is designed to enhance consumer engagement, strengthen brand loyalty and enable omnichannel experiences across multiple digital touchpoints.
We were incorporated as a Maryland corporation in 1996. We have registered trademarks around the globe, including UNDER ARMOUR®, HEATGEAR®, COLDGEAR®, HOVR® and the Under Armour UA Logo ®, and continue to expand our intellectual property footprint worldwide. This Annual Report on Form 10-K also contains additional trademarks and trade names of our Company and our subsidiaries. All trademarks and trade names appearing in this Annual Report on Form 10-K are the property of their respective holders.

Products
Our product offerings include apparel, footwear and accessories for men, women and youth, at a range of price points. They are designed to provide consumers with performance benefits that we believe are superior to non-performance-oriented athletic products. While our products are primarily designed for athletic and active use, many can also be used for everyday activities and casual wear.
In Fiscal 2026, sales of apparel, footwear and accessories represented approximately 68%, 22% and 8% of net revenues, respectively, while licensing arrangements represented approximately 2% of net revenues. Refer to Note 10 to the Consolidated Financial Statements, included in Part II, Item 8 of this Annual Report on Form 10-K, for net revenues by product category.
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
License
We have agreements with licensees to develop certain Under Armour apparel, footwear, accessories and equipment. To maintain consistent brand quality, performance and compliance standards, our product, marketing, sales and quality assurance teams are involved in all steps of the design and go-to-market process. During Fiscal 2026, our licensees offered collegiate apparel and accessories, baby and youth apparel, team uniforms, socks, underwear, lunch boxes, coolers, water bottles, eyewear and other specific hard goods equipment and protective apparel that feature performance advantages and functionality like our other product offerings.
Marketing and Promotion
We currently focus on marketing our products to consumers primarily for use in athletics, fitness and training activities, as well as casual use through sportswear products, emphasizing our ability to support the needs of our athletes throughout all moments of their day. We seek to drive consumer demand by building brand awareness that our products deliver advantages to help athletes perform better.
Our marketing strategy centers on athletes and teams across multiple levels of competition as well as brand ambassadors and influencers. We provide and sell our products to high school, collegiate and professional level athletes and organizations. We execute this strategy through outfitting agreements; professional, club and collegiate sponsorships; individual athlete and influencer partnerships; and by providing and selling our products directly to teams and individual athletes. We also invest at the grassroots level through sponsorship of combines, camps, clinics and youth sports programs across a variety of sports. These initiatives expand our presence within the broader athletic community and aim to establish early brand engagement with emerging athletes.
We are the official outfitter of teams in several high-profile collegiate conferences and professional sport organizations, supporting the athletes on and off the field. For example, we are an official supplier of footwear and gloves to the National Football League ("NFL"). We sponsor and sell our products to international sports teams, which helps drive brand awareness in various countries and regions worldwide. Further, we leverage our relationships with athletes, teams, leagues and youth experiences in our global and regional marketing and promotions.
We promote our products through a range of digital, broadcast and print media outlets. As part of our marketing strategy, we utilize social media and other digital platforms to enhance brand awareness, strengthen consumer engagement and support our direct to consumer initiatives. We also incorporate user‑generated content, including customer reviews, images, videos, and social media posts, across our digital platforms to provide consumer‑driven product validation and to help strengthen the connection between consumers and our brand.
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
We offer customer loyalty programs in the United States and throughout parts of our Asia-Pacific region, including China, in which customers earn points based on purchases and other promotional activities that can be redeemed for discounts on future purchases or other rewards.
Sales and Distribution
We generate the majority of our sales through our wholesale and direct-to-consumer channels. In Fiscal 2026, sales through our wholesale and direct-to-consumer channels represented 57% and 41% of net revenues, respectively.
Our wholesale channel includes national and regional sporting goods chains, independent and specialty retailers, department store chains, mono-branded Under Armour retail stores in certain international markets, institutional athletic departments, leagues and teams. In various countries where we do not have direct sales operations, we sell our products to independent distributors or engage licensees to sell our products.
Our direct-to-consumer channel includes our global network of Brand and Factory House stores and e-commerce platforms. Factory House stores serve an important role in inventory management, as further discussed below, by allowing us to sell a portion of excess, discontinued and out-of-season products, while maintaining the pricing integrity of our brand throughout all our distribution channels. Consumers experience a premium expression of our brand through our Brand House stores while having broader access to our performance products. As of March 31, 2026, we had 443 Brand and Factory House stores, including 198 stores in North America and 245 stores in our international markets.
Our primary business operates in four geographic segments: (i) North America, comprising the United States and Canada, (ii) Europe, the Middle East and Africa ("EMEA"), (iii) Asia-Pacific, and (iv) Latin America. These geographic segments operate predominantly in one industry: developing, marketing and distributing branded performance apparel, footwear and accessories. Refer to Note 17 to the Consolidated Financial Statements, included in Part II, Item 8 of this Annual Report on Form 10-K, for additional information about our net revenues by segment.
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
Our North America segment accounted for approximately 58% of our net revenues for Fiscal 2026, while our EMEA, Asia-Pacific and Latin America segments combined represented approximately 43%. Net revenues generated from the sales of our products in the United States were $2.6 billion for Fiscal 2026. No single customer accounted for more than 10% of consolidated net revenues for Fiscal 2026.
North America
We sell our apparel, footwear and accessories in North America through wholesale and direct-to-consumer channels. In addition, we generate license revenues in North America from our licensees' sales of collegiate apparel and accessories, as well as other licensed products.
We distribute the majority of our products to North American wholesale customers, as well as to our own Brand and Factory House retail stores and e-commerce channels, from distribution facilities that we lease and operate in Maryland and Tennessee. In Canada, we distribute our products through a third-party logistics provider. In some instances, we arrange for products to be shipped directly to customer-designated facilities from the factories that manufacture our products.
EMEA
We sell our apparel, footwear and accessories in EMEA primarily through wholesale customers and independent distributors, as well as through e-commerce platforms and Brand and Factory House stores we operate within Europe. Generally, our products are distributed to our retail customers and e-commerce consumers in Europe through third-party logistics providers in the Netherlands and the United Kingdom. In the Middle East and Africa, we sell our apparel, footwear and accessories through independent distributors.
Asia-Pacific
We sell our apparel, footwear and accessories products in China, South Korea, Australia, Singapore, Malaysia and Thailand through stores operated by our distribution and wholesale partners, as well as through e-commerce platforms and Brand and Factory House stores that we own and operate. We also sell our products to distributors in New Zealand, Taiwan, India and other countries in Southeast Asia where we do not have direct sales operations. We distribute our products in Asia-Pacific through third-party logistics providers based in Hong Kong, China, South Korea, Australia and Singapore.
We have a license agreement with and a non-controlling interest in a partner in Japan, which produces, markets and sells our branded apparel, footwear and accessories. Our branded products are sold in this market to large sporting goods retailers, independent specialty stores, professional sports teams and licensee-owned retail stores. We also have a license agreement with and a non-controlling interest in a partner in Australia, which sells custom branded teamwear through e-commerce platforms.
Latin America
We sell our apparel, footwear and accessories in Mexico through wholesale and direct-to-consumer channels. We distribute our products in Mexico through a third-party logistics provider. In certain countries where we do not have direct sales operations, we distribute our products through independent distributors, sourced primarily through our international distribution hubs in Panama and Hong Kong.
Product Design and Development
Our products are developed by internal product development teams and manufactured using technical fabrications produced by third parties. This approach enables us to select and create superior, technically advanced materials, curated to our specifications, while focusing our product development efforts on style, performance and fit.
We seek to deliver superior performance in all products to make athletes better. Our developers proactively identify opportunities to create and improve performance products that meet the evolving needs of our consumers. We design products with consumer-valued technologies, utilizing color, texture and fabrication to enhance consumer perception and understanding of product use and benefits.
Our product teams also collaborate with our marketing and sales teams and with professional, collegiate and young athletes to identify product developments, trends and determine market needs.
Sourcing, Manufacturing and Quality Assurance
Many specialty fabrics and other raw materials used in our apparel products are technically advanced products produced by third parties. The fabric and other raw materials used to manufacture our apparel products are sourced by our contracted manufacturers from a limited number of suppliers pre-approved by us. In Fiscal 2026, our top five suppliers provided approximately 43% of the fabric used in our apparel and accessories. These fabric suppliers have primary locations in Taiwan, China, Malaysia and Vietnam. The fabrics used by our suppliers and manufacturers are primarily synthetic and involve raw materials, including petroleum-based products. We also use cotton as a blended fabric in some of our apparel products, much of which is sourced in the United States. Additionally, our footwear uses raw materials sourced from a diverse base of third-party suppliers, including chemicals, petroleum-based components and natural materials like cotton and rubber. All of these commodities are subject to price fluctuations and supply shortages.
Substantially all of our products are manufactured by unaffiliated manufacturers. In Fiscal 2026, our apparel and accessories products were manufactured by 40 primary contract manufacturers, operating in 17 countries, with approximately 65% of our apparel and accessories products manufactured in Jordan, Vietnam, Indonesia and Cambodia. Of our 40 primary contract manufacturers, ten produced approximately 69% of our apparel and accessories products. In Fiscal 2026, substantially all of our footwear products were manufactured by seven primary contract manufacturers, operating primarily in Vietnam and Indonesia.
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
Inventory Management
Inventory management is an important component of our financial condition and operating results. We manage inventory levels based on existing orders, anticipated demand and the rapid delivery requirements of our customers. Our inventory strategy focuses on meeting consumer demand while improving long-term inventory efficiency through implementation of enhanced systems and processes. We also strive to improve inventory performance through disciplined product purchasing, reduced production lead times and enhanced planning and execution of selling excess inventory through our Factory House stores and other liquidation channels.
Our practice, and the general practice in the apparel, footwear and accessory industry, is to offer retail customers the right to return defective or improperly shipped merchandise. Additionally, when introducing new products, which often requires large initial launch shipments, we may begin production prior to receiving orders for those products.
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
Competition
The market for performance apparel, footwear and accessories is highly competitive and includes both new competitors and established companies that continue to expand their production and marketing of performance products. Our direct competitors include, among others, NIKE, adidas, PUMA and lululemon athletica, which are large apparel and footwear brands with strong worldwide brand recognition and in some cases, significantly greater resources than us. Within our international markets, in addition to global brands, we also compete with regional and country-specific brands that may have stronger local brand recognition. Many of the fabrics and technology used in manufacturing our products are not unique to us, and we own a limited number of fabric or process patents. We also compete with other manufacturers, including those specializing in performance apparel, footwear, accessories and private label offerings of certain retailers, including some of our wholesale customers.
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
Sustainability
Our approach to sustainability is built on responsible business practices. Our sustainability strategy is organized into four pillars—product supply, home field, team and compliance. Our strategy seeks to foster respect for human rights within our company, with our suppliers and their workers and in communities across our entire supply chain. Our sustainability program is designed to address sustainability-related risks and opportunities, and to monitor, prepare for and comply with regulatory requirements, including public disclosures and transparency requirements. In addition, through our product innovation strategy, we challenge ourselves to improve our existing materials or create new materials that not only deliver a better product for athletes, but also responsibly reduce environmental impacts of our products and operations to support a better world.
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
As of March 31, 2026, we had approximately 14,100 teammates worldwide, including approximately 10,100 in our Brand and Factory House stores and approximately 900 at our distribution facilities. Approximately 6,200 of our teammates were full-time. Of our approximately 7,900 part-time teammates, approximately 3% were seasonal teammates. Our total number of teammates fluctuates throughout the year, with a significant increase in seasonal teammates during the third quarter of each fiscal year.

Culture, Engagement and Talent Development
We believe maintaining an engaging and ethical culture is key, not just to our values, but also our business success; it is part of our brand. Our Board of Directors has ongoing oversight of our human capital management strategies and programs and regularly reviews our progress and opportunities with respect to engagement and culture. We believe open lines of communication are critical to fostering this environment. This starts with "tone at the top" and we emphasize the importance of our Code of Conduct. We encourage our teammates to "speak-up" when they have concerns, and we provide multiple reporting mechanisms for them to do so. We require trainings on a wide range of topics for all of our corporate teammates and our retail and distribution facility leadership, including training designed to help our teammates make the right call and strengthen our culture. We currently have ten teammate-led Teammate Resource Groups, which amplify business initiatives, provide networking opportunities, support community outreach and promote cultural awareness.
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
Total Rewards
Our total rewards strategy is focused on providing market competitive and internally equitable total rewards packages that allow us to attract, engage and retain a talented workforce. In determining our compensation practices, we focus on offering competitive pay that is based on market data with packages that appropriately reflect roles and geographic locations and are transparently communicated. We believe in "pay for performance" and seek to design plans and programs that support a culture of high performance where we reward what is accomplished and how. We are also committed to achieving pay equity within all teammate populations, and in the United States and certain other regions, with the assistance of third-party experts, conduct an annual review of pay equity and market comparison data. When we identify opportunities, we take prompt actions to close any gaps.
Our total rewards programs, which are outlined on the careers page of our corporate website, are aimed at the varying health, financial and home-life needs of our teammates. In the United States, where approximately 62% of our workforce is located, our full-time teammates are eligible for competitive healthcare and other benefits, in addition to market-competitive pay and broad-based bonuses. Outside of the United States, we provide benefit packages tailored to market-specific practices and needs. We believe in promoting alignment between our teammates and stockholders. As such, certain of our teammates are also eligible to participate in our Employee Stock Purchase Plan, and corporate teammates within our "director" level and above positions receive restricted stock unit awards as a key component of their total compensation package.
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

Information About Our Executive Officers

Name	Age	Position
Kevin Plank	53	President and Chief Executive Officer
Reza Taleghani	53	Chief Financial Officer
Shawn Curran	62	Chief Supply Chain Officer
Eric Liedtke	59	Chief Marketing Officer and Executive Vice President, Strategy
Adam Peake	57	President of the Americas
Mehri Shadman	44	Chief Legal Officer and Corporate Secretary
Kara Trent	46	Chief Merchandising Officer
Kevin Plank has served as President and Chief Executive Officer since April 2024. He served as Executive Chair and Brand Chief from January 2020 through March 2024. Prior to that, he served as Chief Executive Officer and Chair of the Board of Directors from 1996, when he founded our Company, to 2019, and President from 1996 to July 2008 and August 2010 to July 2017. Mr. Plank also serves on the Board of Directors of the National Football Foundation and College Hall of Fame, Inc., and is a member of the Board of Trustees of the University of Maryland College Park Foundation.
Reza Taleghani has served as Chief Financial Officer since February 2026. Before joining Under Armour, he served as Executive Vice President, Chief Financial Officer and Treasurer of Samsonite Group from November 2018 to February 2026. Prior to joining Samsonite, Mr. Taleghani served as President and Chief Financial Officer of Brightstar Corp., a provider of device lifecycle management solutions, where he was responsible for global financial operations as well as managing the financial services and device protection lines of business from 2015 to 2018. Prior to joining Brightstar Corp., Mr. Taleghani worked at J.P. Morgan, a global investment bank, where he held various leadership roles in investment banking, commercial banking and asset management from 2009 to 2015. Mr. Taleghani also served as President and Chief Executive Officer of Sterling Airlines A/S in 2008.
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
Eric Liedtke has served as Chief Marketing Officer and Executive Vice President, Strategy since February 2026. Prior to that, he served as Brand President from January 2025 to January 2026. Mr. Liedtke joined Under Armour in August 2024 as Executive Vice President, Brand Strategy. Before joining Under Armour, Mr. Liedtke was the Chief Executive Officer and co-founder of UNLESS COLLECTIVE, INC, a zero-plastic regenerative fashion brand acquired by Under Armour in August 2024. Before that, Mr. Liedtke spent 26 years at adidas Group, holding senior positions in footwear marketing and executive roles as VP of Brand Marketing, SVP of Sports Performance Brand Marketing, and Head of Sports Performance, culminating in his roles as Brand President and Executive Board Member from 2014 to 2019.
Adam Peake has served as President of the Americas since February 2026. Mr. Peake originally joined Under Armour in 2001 and served in a variety of commercial and executive leadership roles across the brand from sales to global marketing and category management through 2016. In March 2025, he rejoined Under Armour as SVP of Strategy, Go to Market, and Analytics. Following his initial tenure with the brand, from January 2017 until May 2025, Mr. Peake served as an Executive in Residence for Marketing at Loyola University Maryland where he taught marketing strategy. Between 2020 and March 2025, he also founded a consulting firm, 3SD Performance, LLC, providing consulting services to a variety of businesses, including a passion project focused on the rapidly growing sport of pickleball. Mr. Peake has been involved in the sports and sporting goods industry for more than 30 years.
Mehri Shadman has served as Chief Legal Officer and Corporate Secretary since October 2022. Ms. Shadman joined Under Armour in 2013 and served as Assistant Corporate Secretary from January 2017 to October 2022. Most recently she held the role of Deputy General Counsel, Corporate and Risk, overseeing the corporate legal, global ethics and compliance, data privacy, and enterprise risk management functions, and served as Vice President within the legal department from March 2019 through October 2022. Prior to that, she served as Senior

Director, Managing Counsel, Corporate Affairs from January 2017 to February 2019. Before joining Under Armour, Ms. Shadman began her career as an associate at a large international law firm, in its capital markets practice.
Kara Trent has served as Chief Merchandising Officer since February 2026. Prior to that, she served as President of the Americas from February 2024 to January 2026 and as SVP, Managing Director, EMEA from November 2021 to January 2024. Ms. Trent joined Under Armour in May 2015, serving in a variety of leadership roles. She served as Sr. Director of EMEA Merchandising and Planning from July 2019 to October 2021; Senior Director of North America Merchandising and Visual Merchandising from April 2018 to July 2019; and Director of Athletic Specialty Merchandising from May 2015 to March 2018. Before joining Under Armour, Ms. Trent served in various leadership roles in Footwear and Apparel Merchandising and Planning at PUMA North America from May 2007 to March 2015. She began her career at Reebok International from 2002 to 2007.
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
Many of our products may be considered discretionary items for consumers. Many factors impact discretionary spending, including general economic conditions, unemployment, the availability of consumer credit, inflationary pressures and consumer confidence in future economic conditions. Global and U.S. economic conditions and trends in consumer discretionary spending continue to be uncertain, particularly in light of the impacts of changes and uncertainties related to government fiscal, monetary, tax, and trade policies, inflation volatility in the U.S. and global markets and recession fears. Consumer purchases of discretionary items tend to decline during recessionary periods when disposable income is lower or during other periods of economic instability, uncertainty or inflation, which may lead to declines in sales and slow our long-term growth expectations. Any near or long-term economic disruptions in markets where we sell our products, particularly in the United States or other key markets, may materially harm our sales, profitability and financial condition and our prospects for growth.
Our financial results and ability to grow our business may be negatively impacted by global events beyond our control.
We operate retail, distribution and warehousing facilities and offices around the world and substantially all of our manufacturers are located outside of the United States. We are subject to risks and global events beyond our control that could negatively impact consumer spending, our operations or the operations of our customers and business partners, including: changes in diplomatic and trade relationships or trade policy, including the imposition, expansion or selective enforcement of tariffs, sanctions or import restrictions; inflation; military conflict; political or labor unrest; terrorism; public health crisis, disease epidemics or pandemics; natural disasters and extreme weather conditions, which may increase in frequency and severity due to climate change; economic instability resulting in the disruption of trade from foreign countries; the imposition of new laws, regulations and rules, including those relating to sustainability and climate change, data privacy, artificial intelligence, supply chain diligence requirements, labor conditions, minimum wage, quality and safety standards and disease epidemics or other public health concerns;

and changes in local economic conditions in countries where our stores, customers, manufacturers and suppliers are located.
These risks could disrupt consumer demand, hamper our ability to sell products, negatively affect the ability of our manufacturers to produce or deliver our products or procure materials and increase our cost of doing business generally, any of which could have an adverse effect on our results of operations, profitability, cash flows and financial condition. For example, geopolitical instability and ongoing conflicts in the Middle East have and may continue to cause volatility in global energy and transportation markets, including higher fuel prices, resulting in increased shipping and logistics costs. In addition, these conflicts have and may continue to adversely affect consumer discretionary spending and demand for our product. In the event that one or more of these factors make it undesirable or impractical for us to conduct business in a particular country, our business could be adversely affected.
There continues to be uncertainty in the global trade environment due to ongoing and potential changes in global trade policy, including the imposition or expansion of tariffs. For example, the U.S. Supreme Court ruling on February 20, 2026 invalidated certain tariffs that had been imposed under the International Emergency Economic Powers Act ("IEEPA"). Immediately following the ruling, new tariffs at different rates under alternative legislative powers were initiated. However, on May 7, 2026, the U.S. Court of International Trade subsequently ruled these new tariffs to be illegal, but left them in effect pending appeal. We expect further litigation and changes related to these tariff rates during Fiscal 2027. These changes have increased and may continue to increase our product costs and negatively impact our gross margins, and volatility in the timing, scope or duration of such measures may make it difficult to forecast costs, manage inventory and mitigate their impact on sourcing or pricing actions. Although we have and may continue to diversify sourcing options, we may not be able to shift production in a timely or cost-effective manner, if at all, from various countries in which we manufacture our products to offset those costs or restrictions. Therefore, we may not be able to mitigate the entire increase to our cost resulting from tariffs and we may not be able to, or may choose not to, pass any cost increase onto consumers. Any increase in our prices could have an adverse impact on our direct sales to consumers, as well as sales by our wholesale customers and our licensees. In addition, the uncertainty in the global trade environment may have adverse impacts on capital markets or consumer discretionary spending, which could lower demand for our products. Any adverse impact on our costs or on consumer demand could have a material adverse effect on our business, financial condition and results of operations.
We operate in highly competitive markets and the size and resources of some of our competitors may allow them to compete more effectively than we can, resulting in a loss of our market share and a decrease in our net revenues and gross profit.
The market for performance apparel, footwear and accessories is highly competitive and includes both new competitors and established companies that continue to expand their production and marketing of performance products. Many of our competitors are large apparel and footwear companies with strong worldwide brand recognition. Within our international markets, we also compete with local brands that may have strong brand recognition amongst consumers within particular regions. Due to the fragmented nature of the industry, we also compete with other manufacturers, including those specializing in products similar to ours and private label offerings of certain retailers, including some of our wholesale customers. Moreover, increased speed-to-market expectations, shorter trend cycles and rapid shifts between performance and lifestyle preferences may increase the frequency and intensity of competitive product introductions and promotional activity. Failure to acknowledge or react appropriately to the entry or growth of a viable competitor or disruptive force could affect our ability to differentiate and grow our brand.
Many of our competitors have significant competitive advantages, including greater financial, distribution, marketing, digital and other resources; longer operating histories; better brand recognition among consumers; more experience in global markets; greater ability to invest in technology and adapt to changes, including the use of data analytics, generative artificial intelligence, machine learning and the digital consumer experience; greater ability to source sustainable and traceable raw materials at cost-effective prices and invest in innovations around sustainability; greater flexibility and speed in their go-to-market processes; and greater economies of scale. In addition, some of our competitors have long-term relationships with our key retail customers that are potentially more important to those customers because of the significantly larger volume and product mix that our competitors sell to them. As a result, these competitors may be better equipped than we are to influence consumer preferences or otherwise increase their market share by quickly adapting to changes in customer requirements or consumer preferences, discounting excess inventory that has been written down or written off, devoting resources to the marketing and sale of their products, including significant advertising, media placement, partnerships and product endorsement, adopting aggressive pricing policies and engaging in lengthy and costly intellectual property and other disputes.
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
Our industry is subject to significant pricing pressure caused by many factors, including intense competition, consolidation in the retail industry, pressure from retailers to reduce the costs of products, the amount of excess inventory in the marketplace (including at competitors and key wholesale partners) and changes in consumer demand. These factors may cause us to reduce our prices to retailers and consumers or engage in more promotional activity than we anticipate, which could negatively impact our margins and cause our profitability to decline if we are unable to offset price reductions with comparable reductions in our operating costs. Ongoing and sustained promotional activities could negatively impact our brand image and condition consumers to delay purchases absent discounts. On the other hand, if we are unwilling to engage in promotional activity in certain channels or categories on a scale similar to that of our competitors, for instance, to protect our premium brand positioning, and unable to simultaneously offset declining promotional activity with increased sales at premium price points, our ability to achieve short-term growth targets may be negatively impacted, which could have a material adverse effect on our results of operations, financial condition and the price of our stock.
Fluctuations in the cost of raw materials and commodities we use in our products and costs related to our supply chain could negatively affect our operating results.
The fabrics used by our suppliers and manufacturers are made of raw materials including petroleum-based products and cotton. Significant price fluctuations, including due to inflation, tariffs or trade relations, sanctions, military conflict (such as the conflicts in the Middle East) or other geopolitical or economic conditions or shortages in key inputs can materially adversely affect our cost of goods sold. In addition, certain of our manufacturers are subject to government regulations related to wage rates, and therefore the labor costs to produce our products may fluctuate. The cost of transporting our products for distribution and sale is also subject to fluctuation due in large part to the price of oil. Because most of our products are manufactured abroad, our products must be transported by third parties over large geographical distances and changes in fuel and transportation markets can significantly increase costs. Manufacturing or transportation delays have caused and may continue to cause us to use higher-cost shipping methods to achieve timely delivery to our customers. These factors have significantly increased our freight costs in the past, and may do so again in the future. Any of these fluctuations may increase our cost of products and have an adverse effect on our profit margins, results of operations and financial condition.
Business and Operational Risks
We derive a substantial portion of our sales from large wholesale customers. If the financial condition of our customers declines, our financial condition and results of operations could be adversely impacted.
In Fiscal 2026, sales through our wholesale channel represented approximately 57% of our net revenues. We extend credit to our wholesale customers based on an assessment of a customer's financial condition, generally without requiring collateral or getting customer insurance against non-collection. We face increased risk of order reduction, cancellation and collectibility issues when dealing with financially ailing customers or customers struggling with economic uncertainty. In addition, during weak economic conditions, such as periods of high inflation, recessionary fears or reduced consumer traffic and purchasing, customers may be more cautious with orders or may slow investments necessary to maintain a high-quality in-store experience for consumers, which may result in lower sales of our products. Furthermore, a slowing economy in our key markets or a decline in consumer purchases of sporting goods generally could have an adverse effect on the financial health of our company.

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
Our ability to realize our long-term growth objectives depends, in part, on our ability to successfully execute strategic initiatives in key areas including our North America region and our wholesale and direct-to-consumer businesses. With respect to our direct-to-consumer business, our growth depends on our ability to continue to successfully attract and retain consumers through our digital offerings and experiences and in our Brand and Factory House stores throughout the world. In addition, if we are unable to operate our Brand and Factory House stores profitably, our financial results could be impacted, or we could be required to recognize impairment charges. Our long-term strategy also depends on our ability to successfully drive expansion of our gross margins, manage and leverage our cost structure and drive return on our investments. If we cannot effectively execute our long-term growth strategies while managing costs effectively, our business could be negatively impacted and we may not achieve our expected results of operations.
If we are unable to anticipate consumer preferences, successfully develop and introduce new, innovative products, and engage our consumers, or if consumer preferences shift away from performance products, our sales, net revenues and profitability may be negatively impacted.
Our success depends on our ability to identify and originate product trends and anticipate and react to changing consumer demands in a timely manner. All of our products are subject to changing consumer preferences that shift rapidly and cannot be predicted with certainty. Our ability to adequately react to and address consumer preferences depends in part upon our continued ability to develop and introduce innovative, high-quality products and to optimize available consumer data, as well as the success of our marketing strategies. In addition, long lead times for certain of our products may make it hard for us to respond quickly to changes in consumer demands. Accordingly, our new products may not receive consumer acceptance. From time to time, we may also introduce limited run or specialized products that may increase our sales in the near term, but that may fail to maintain sustained consumer demand. If consumers are not convinced performance apparel, footwear and accessories are a better choice than, and worth the additional cost over, traditional alternatives, sales of performance products may not grow or may decline. We also must successfully design and market our performance products for use by consumers in casual occasions. If we are unable to effectively anticipate and respond to consumer preferences as a result of any of these factors, our brand image could be negatively impacted, and our sales, net revenues, profitability and long-term growth plans may be negatively impacted.
Consumer shopping and engagement preferences and shifts in distribution channels continue to evolve and if we fail to adapt accordingly our results of operations or future growth could be negatively impacted.
Consumer preferences regarding the shopping experience and how to engage with brands continue to rapidly evolve. We sell our products through a variety of channels, including through wholesale customers and distribution partners, as well as our own direct-to-consumer business consisting of our Brand and Factory House stores and e-commerce platforms. If we or our wholesale customers do not provide consumers with an attractive in-store experience, our brand image and results of operations could be negatively impacted. In addition, as part of our growth strategy, we continue to invest in enhancing our digital shopping capabilities and experiences, as well as our consumer loyalty programs, to drive engagement and attract consumers. If we do not successfully execute this strategy, achieve an acceptable return on these investments and adapt to the use of artificial intelligence-enabled shopping tools, our brand image, results of operations and opportunities for future growth could be negatively impacted.
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
Our business could be adversely impacted if negative publicity regarding our brand, our company, our teammates or our business partners diminishes the appeal of our brand to consumers. For example, while we require our suppliers, manufacturers and licensees of our products to operate their businesses in compliance with applicable laws and regulations, as well as the social and other standards and policies we impose on them, including our supplier code of conduct, we do not control the conduct of these third parties. A violation, or alleged violation of our policies, labor laws or other laws could interrupt or otherwise disrupt our sourcing or damage our brand image. Negative publicity regarding production methods, alleged practices or workplace or related conditions of any of our suppliers, manufacturers or licensees could adversely affect our reputation and sales and force us to locate alternative suppliers, manufacturers or licensees. The risk that our business partners may not act in accordance with our expectations may be exacerbated in markets where our direct sales, supply chain or logistics operations are not as widespread. In addition, we have sponsorship contracts with a variety of athletes, teams and leagues and also enter into collaborative arrangements with athletes, designers or other partners. Negative publicity regarding these partners could have an adverse impact our brand image and result in diminished loyalty to our brand, regardless of whether such claims are accurate. In addition, there is increased focus and rapidly evolving expectations from stakeholders, including consumers, employees, investors, activists, advocacy groups and regulators, regarding corporate environmental and social issues, such as corporate statements, initiatives or practices related to climate change and a variety of social issues. Negative publicity regarding our initiatives or practices related to these issues could negatively impact our brand and result in diminished loyalty to our brand. Furthermore, social media can potentially accelerate and increase the scope of negative publicity. This could diminish the value of our proprietary rights or harm our reputation or have a negative effect on our sales and results of operations.
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
To ensure adequate inventory supply, we must forecast inventory needs and place orders with our manufacturers based on estimated future demand for particular products, and before firm orders are placed by our wholesale customers. In addition, a portion of our net revenues may be generated by at-once orders for immediate delivery to wholesale customers. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of product to deliver to our wholesale customers or for our direct-to-consumer channel. Excess inventory may result in inventory write-downs or write-offs or sales at discounted prices or in less preferred distribution channels, negatively impacting gross margin. On the other hand, if we underestimate the demand for our products, our manufacturers may not be able to produce products to meet our customer requirements, resulting in delays in the shipment of our products and our ability to recognize revenue, lost sales, as well as damage to our reputation and wholesale and consumer relationships.
Factors that could affect our ability to accurately forecast demand for our products include: changing consumer demand for our products; product introductions by competitors; unanticipated changes in general market or economic conditions impacting consumer discretionary spending, which may result in cancellations of advance orders or a reduction or increase in the rate of reorders or at-once orders placed by retailers; the impact on consumer demand due to unseasonable weather conditions, which may become more frequent or severe as a result of climate change; our ability to utilize effectively information technology systems and data analytics; and terrorism or acts of war, or the threat thereof, political or labor instability or unrest or public health concerns and disease epidemics.
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
Many of the materials used in our products are technically advanced products developed by third parties and may be available, in the short-term, from a very limited number of sources. Substantially all of our products are manufactured by unaffiliated manufacturers, and, in Fiscal 2026, ten manufacturers produced approximately 69% of our apparel and accessories products, and seven produced substantially all of our footwear products. We have no long-term contracts with our suppliers or manufacturing sources, and we compete with other companies for fabrics, raw materials and production capacity.
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
We have historically provided supply chain finance support to certain of our supply chain partners. The financial markets supporting supply chain finance programs have in the past, and may again in the future, experience disruption that results in a temporary disruption to our program and challenges the cash flow and liquidity of our partners. Additionally, if one or more of our suppliers were to experience significant financial difficulty, bankruptcy, insolvency or cease operations, or fail to comply with applicable labor or other laws, we may be required to seek alternative suppliers.
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
Additionally, from time to time, we may invest in business infrastructure, new businesses and expansion of existing businesses, such as optimization of our Brand and Factory House stores, implementing our global operating and financial reporting information technology system, supporting our digital strategy (including our e-commerce platform and loyalty programs), upgrading our end to end planning technology system, investing in a global shared services and technology center or supporting our corporate infrastructure (including the development of our new global headquarters located in the Baltimore Peninsula area of Baltimore). These investments require substantial cash investments and management attention, and infrastructure investments may also divert funds from other potential business opportunities. We believe cost effective investments are essential to business growth and profitability. The failure of any significant investment to provide the returns or synergies we expect could adversely affect our financial results.
Climate change and an increased regulatory and stakeholder focus on sustainability and social matters may have an adverse effect on our brand, sales of our products and our results of operations.
There are concerns that increased levels of greenhouse gases in the atmosphere have caused, and may continue to cause, increases in global temperatures, changes in weather patterns and an increase in the frequency and severity of natural disasters and extreme weather events. Climate change has the potential to impact our business in numerous ways. These concerns may impact consumer preferences and, if we fail to adapt accordingly, consumer demand for our product. The physical impacts of climate change, such as an increase in the frequency and severity of storms and flooding, may increase volatility in the supply chain, which could affect the availability, quality and cost of raw materials or goods, and disrupt the production and distribution of our products. In addition, governmental authorities in various countries have enacted or proposed, and are likely to continue to propose and enact, legislation and regulation regarding sustainability and social matters, including concerning the transition to a lower carbon economy. Such legislation and regulation may require, prohibit, incentivize or disincentivize particular business activities or practices and/or require public reporting. Any of the foregoing transition risks may require us to make additional investments, increase our costs, affect the demand for our products and increase litigation and enforcement risks. Furthermore, failure to monitor, adapt, build resilience, maintain reliable data and controls supporting our sustainability disclosures and develop solutions against the physical and transitional impacts from climate change may negatively impact our brand and reputation, sales of our products and our results of operations.
Certain customers, consumers, investors and other stakeholders are increasingly focusing on the sustainability and human rights practices of companies. If our practices do not meet the expectations of various stakeholders, which can vary greatly and continue to evolve, our brand and reputation could be negatively impacted. We will publish legally required climate and other sustainability disclosures, and have published, and may continue to publish, voluntary sustainability disclosures describing our strategy and practices on a variety of sustainability and human rights matters, including relating to our strategy and actions to address climate change, social and labor policies and practices, human capital management matters and the materials and manufacturing of our products. It is possible that stakeholders may not be satisfied with such disclosures, strategy or practices or the speed or success of their adoption. We may also face increased scrutiny, enforcement or private claims alleging that sustainability statements are misleading or not adequately substantiated. Due to additional costs or resources required, market and technological factors, emerging regulatory requirements and/or other factors, we have in the past and may again in the future be required to change some or all of our sustainability strategy, targets, commitments and/or investment decisions. Any failure, or perceived failure, to meet our targets, commitments or stakeholder expectations could harm our brand image and reputation, negatively impact our employee retention, the willingness of our suppliers to do business with us or investor interest in our securities, or have a negative effect on our sales and results of operations.
The costs and return on our investments for our sports marketing sponsorships may become more challenging and this could impact the value of our brand image.
A key element of our marketing strategy has been to create a link in the consumer market between our products and professional, collegiate and young athletes. We have developed licensing and sponsorship agreements with a variety of sports teams and athletes at the collegiate and professional level to be their official supplier of performance apparel and footwear. We have also developed licensing agreements to be an official supplier of footwear and/or performance apparel to a variety of professional sports leagues and clubs. However, as competition in the performance apparel and footwear industry has increased, the costs associated with athlete sponsorships and official supplier licensing agreements, including the costs of obtaining and retaining these sponsorships and agreements, have varied and at times increased greatly. If we are unable to maintain our current association with athletes, teams and leagues, or to do so at a reasonable cost, we could lose the on-field authenticity associated with our products, and we may be required to modify and substantially increase our marketing investments.
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
We rely on our own and our vendors' information technology throughout our business operations, including to design, forecast and order product, manage and maintain our inventory and internal reports, manage sales and distribution, operate our e-commerce website and mobile applications, process transactions, manage retail operations and other key business activities. We also communicate electronically throughout the world with our employees and with third parties, such as customers, suppliers, vendors and consumers. Our operations are dependent on the reliable performance of these systems and technologies and their underlying technical infrastructure, which incorporate complex software. Any of these information systems could fail or experience a service interruption for a number of reasons, including computer viruses, ransomware, destructive malware or other unlawful activities, disasters or a failure to properly maintain system redundancy or protect, repair, maintain or upgrade the systems.
In addition, if we are unable to keep up with rapid technological change (including the successful utilization of data analytics, artificial intelligence and machine learning), it could negatively affect our business. On the other hand, as we and our vendors continue to invest in evolving technologies, such as generative artificial intelligence and machine learning, we may be exposed to new or expanded risks and liabilities due to inherent operational complexities and an evolving legal and regulatory landscape. Any ineffectiveness of our controls to manage our use of artificial intelligence and machine learning technologies, or the failure of one or more of our information technology service providers to meet our expectations (including by use of artificial intelligence tools in contravention of agreements with us, inputting our confidential or proprietary information into artificial intelligence tools or the roll-out of new artificial intelligence tools without approval), could result in legal or regulatory violations, including those related to data privacy, and could negatively impact our intellectual property rights, reputation, business and results of operations.
From time to time we have experienced, and may continue to experience, operational disruption due to attacks on our systems and those of our vendors. Although we maintain certain business continuity plans and incident response plans, there can be no assurance that our plans, or those of our vendors, will anticipate all material risks that may arise or will effectively resolve the issues in a timely manner or adequately protect us from the adverse effects that could be caused by significant disruptions in key information technology. The failure of these systems to operate effectively or to integrate with other systems, or a breach in security of these systems could cause delays in product fulfillment and reduced efficiency of our operations, lost sales, the exposure of sensitive business or personal information and damage to the reputation of our brand. Depending on the system and scope of disruption, in some instances a service interruption or shutdown could have a material adverse impact on our operating activities or results of operations. Remediation and repair of any failure, problem or breach of our key systems or known potential vulnerabilities could require significant capital investments, as well as divert resources and management attention from key projects or initiatives. While we have purchased cybersecurity insurance, there can be no assurance that the coverage would be adequate in relation to any incurred losses. Moreover, as cyber attacks increase in frequency and magnitude, we may be unable to obtain cybersecurity insurance in amounts and on terms we view as appropriate for our operations.
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
We have, from time to time, financed our liquidity needs in part from borrowings made under our credit facility and the issuance of debt securities. Our Senior Notes limit our ability to, subject to certain significant exceptions, create or incur certain liens and engage in sale leaseback transactions. Our amended credit agreement contains negative covenants that, subject to significant exceptions limit our ability, among other things to incur additional indebtedness, make restricted payments, sell or dispose of assets, pledge assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. In addition, we must maintain a certain leverage ratio and interest coverage ratio as defined in the amended credit agreement. Our ability to continue to borrow amounts under our amended credit agreement is limited by continued compliance with these financial covenants, and in the past we have amended our credit agreement to provide certain relief from and revisions to our financial covenants for specified periods to provide us with sufficient access to liquidity during those periods. Failure to comply with these operating or financial covenants could result from, among other things, changes in our results of operations or general economic conditions. These covenants may restrict our ability to engage in transactions that would otherwise be in our best interests. Failure to comply with any of the covenants under the amended credit agreement or our Senior Notes could result in a default, which could negatively impact our access to liquidity.
In addition, the amended credit agreement includes a cross default provision whereby an event of default under certain other debt obligations (including our debt securities) will be considered an event of default under the amended credit agreement. If an event of default occurs, the commitments of the lenders under the amended credit agreement may be terminated and the maturity of amounts owed may be accelerated. Our debt securities include a cross acceleration provision which provides that the acceleration of certain other debt obligations (including our credit agreement) will be considered an event of default under our debt securities and, subject to certain time and notice periods, give bondholders the right to accelerate our debt securities. Our debt securities further include provisions which may require us to repurchase our debt securities at a premium upon certain change of control events.
We may need to raise additional capital to manage and grow our business, and we may not be able to raise capital on terms acceptable to us or at all.
Managing and growing our business will require significant cash outlays and capital expenditures and commitments. We have utilized cash on hand and cash generated from operations, accessed our credit facility and issued debt securities as sources of liquidity. As of March 31, 2026, our cash and cash equivalents totaled $309 million. However, if in future periods our cash on hand, cash generated from operations and availability under our credit agreement are not sufficient to meet our cash requirements, we will need to seek additional capital, potentially through debt or equity financing, to fund our operations and future growth, and we may be unable to obtain debt or equity financing on favorable terms or at all. Our ability to access the credit and capital markets in the future as a source of liquidity, and the borrowing costs associated with such financing, are dependent upon market conditions and our credit rating and outlook. Our credit ratings have been downgraded in the past, and we cannot assure that we will be able to maintain our current ratings, which could increase our cost of borrowing in the future. Increases in interest rates, changes in our credit profile or refinancing of existing indebtedness may result in higher interest expense and reduced financial flexibility, which could adversely affect our cash flows, profitability and ability to execute our business strategies. In addition, equity financing may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than the current price per share of our common stock. The holders of new securities may also have rights, preferences or privileges which are senior to those of existing holders of common stock. If new sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans based on available funding, if any, which would harm our ability to grow our business.
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
During Fiscal 2026, we generated approximately 48% of our consolidated net revenues outside the United States. As our international business grows, our results of operations could be adversely impacted by changes in foreign currency exchange rates. Revenues and certain expenses in markets outside of the United States are recognized in local foreign currencies, and we are exposed to potential gains or losses from the translation of those amounts into U.S. dollars for consolidation into our financial statements. These amounts can be material. Similarly, we are exposed to gains and losses resulting from currency exchange rate fluctuations on transactions generated by our international subsidiaries in currencies other than their functional currencies. In addition, the business of our independent manufacturers may also be disrupted by currency exchange rate fluctuations by making their purchases of raw materials more expensive and more difficult to finance. From time to time, our results of operations have been, and in the future may be, adversely impacted by foreign currency exchange rate fluctuations. In addition, we have previously designated cash flow hedges against certain forecasted transactions. If we determine that such a transaction is no longer probable to occur in the time period we expected, we are required to de-designate the hedging relationship and immediately recognize the derivative instrument gain or loss in our earnings. From time to time, global macroeconomic factors have caused and may in the future to cause uncertainty in forecasted cash flows, which has resulted and may in the future result in the de-designation of certain hedged transactions.
Legal, Regulatory and Compliance Risks
Our business is subject to a wide array of laws and regulations, and our failure to comply with these requirements could lead to investigations or actions by government regulators, increased expense or reputational damage.
Our business is subject to a wide array of laws and regulations, including those addressing consumer protection, safety, labeling, distribution, importation, sustainability and environmental matters, labor and human rights matters, the marketing and sale of our products, data privacy and other matters. These requirements are enforced by various federal agencies, including the Federal Trade Commission, Consumer Product Safety Commission, Customs and Border Protection and state attorneys general in the United States, as well as by various other federal, state, provincial, local and international regulatory authorities in the locations in which our products are distributed or sold. If we or any of our suppliers fail to comply with these regulations, we could become subject to significant penalties or claims or be required to stop importing, selling or otherwise recall products, which could negatively impact our results of operations and disrupt our ability to conduct our business, as well as damage our brand image with consumers. In addition, the adoption of new legislation, regulations, industry standards and reporting obligations, including related to data privacy, use of artificial intelligence and other machine learning technologies, components of our products (including chemicals), sustainability and climate change, or changes in the interpretation of existing regulations may result in significant unanticipated compliance costs or discontinuation of product sales and may impair the marketing of our products, resulting in significant loss of net revenues.
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
We must also comply with increasingly complex and evolving regulatory standards throughout the world enacted to protect personal information and other data, including the General Data Protection Regulation, the ePrivacy Directive, the California Consumer Privacy Act of 2018, the California Privacy Rights Act as amended by the California Privacy Rights Act of 2020 and its regulations, the California Invasion of Privacy Act, the final rule issued by the U.S. Department of Justice implementing Executive Order 14117, state privacy laws throughout the United States and other comprehensive privacy laws, such as the Personal Information Protection Law in China, Canada's Personal Information Protection and Electronic Documents Act, India's new Digital Personal Data Protection Act and European Union Artificial Intelligence Act. These laws and related regulations impact our ability to engage with our consumers, and some of these privacy laws prohibit the transfer of personal information to certain other jurisdictions. Compliance with existing laws and regulations can be costly and could negatively impact our profitability. Moreover, data privacy laws and regulations continue to evolve and it may be costly for us to adjust our operations to comply with new requirements. Regulatory bodies throughout the world have increased enforcement efforts against companies who fail to comply with privacy requirements. Failure to comply with these regulatory standards could result in a violation of data privacy laws and regulations and subject us to legal proceedings against us by governmental entities or others, imposition of fines by governmental authorities, negative publicity and damage to our brand image, all of which could have a negative impact on our profitability.
Data security or privacy breaches could damage our reputation, cause us to incur additional expense, expose us to litigation and adversely affect our business and results of operations.
We collect proprietary business information and personally identifiable information in connection with digital marketing, digital commerce, and our in-store payment processing systems. We also rely on third parties for the operation of certain of our e-commerce websites, and do not control these service providers. Like other companies in our industry, we have in the past experienced, and we expect to continue to experience, cyberattacks, including phishing, ransomware, credential stuffing, cyber fraud incidents and other attempts to gain unauthorized access to our systems. These attempted attacks have become more frequent and there can be no assurance that these attacks will not have a material impact in the future. Breaches of our data security or that of our service providers has in the past, and could in the future result in an unauthorized release or transfer of customer, consumer, vendor or employee information, or the loss of money, valuable business data or cause a disruption in our business. These events have in the past, and could in the future give rise to unwanted media attention, damage our reputation, damage our customer, consumer or user relationships and result in lost sales, fines or lawsuits. We may also be required to expend significant capital and other resources to protect against or respond to or alleviate problems caused by a security breach, which could negatively impact our results of operations.
Changes in tax laws and unanticipated tax liabilities could adversely affect our effective income tax rate and profitability.
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective income tax rate could be adversely affected in the future by a number of factors, including changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and regulations or their interpretations and application, and the outcome of income tax audits in various jurisdictions around the world.
Moreover, we also engage in multiple types of intercompany transactions, and our allocation of profits and losses among us and our subsidiaries through our intercompany transfer pricing arrangements are subject to review by the Internal Revenue Service and foreign tax authorities. Although we believe we have clearly reflected the economics of these transactions in accordance with current rules and regulations, which are generally consistent with the arms-length standard, and the proper documentation is in place, tax authorities may propose and sustain adjustments that could result in changes that may materially adversely impact our tax provision, cash tax liability, effective tax rate, cash flows and profitability.
Additionally, many jurisdictions in which we operate have enacted or will enact legislation consistent with the Organization for Economic Cooperation and Development’s (“OECD”) Pillar Two global minimum tax framework, which is designed to ensure that multinational enterprises are subject to a minimum effective tax rate of 15% on a jurisdictional basis. In January 2026, the OECD released additional administrative guidance introducing a Side‑by‑Side (“SbS”) system, which modifies the application of the Pillar Two Global Anti‑Base Erosion Model Rules for multinational enterprise, headquartered in the United States and is intended to provide a safe harbor that would limit the application of certain Pillar Two top‑up taxes. While applicable Pillar Two legislation enacted to date did not have a material adverse impact on our effective tax rate or consolidated financial statements in Fiscal 2026, uncertainty remains regarding implementation, interpretation by tax authorities and long-term interaction with domestic tax regimes. Accordingly, we continue to evaluate the impact of enacted legislation in applicable jurisdictions as additional guidance becomes available, including our eligibility for any available relief. As additional jurisdictions adopt or modify their legislation, these developments could have a material adverse impact on our tax provision, cash tax liability, effective tax rate, cash flows and profitability.
In July 2025, the U.S. federal government enacted the budget reconciliation H.R. 1, referred to as One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes a broad range of tax reform provisions, including modifications to U.S. taxation on foreign earnings, the restoration of bonus depreciation and research expensing, and other U.S. corporate provisions. Based on our current evaluation of the legislation, we do not expect these tax reform provisions to have a material impact on our tax provision. We will continue to assess the potential impacts of OBBBA as additional regulatory guidance becomes available. Future changes in U.S. tax laws or their interpretation could have a material adverse impact our tax provision, effective tax rate, or cash tax obligations in future periods.
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

From time to time, we have brought claims relating to the enforcement of our intellectual property rights against others or have discovered unauthorized products in the marketplace that are either counterfeit reproductions of our products or unauthorized irregulars that do not meet our quality control standards. If we fail to protect, maintain and enforce our intellectual property rights, the value of our brand could decrease and our competitive position may suffer. In addition, from time to time others have sought to enforce infringement claims against us. Successful infringement claims against us could result in significant monetary liability or prevent us from selling or providing some of our products. The resolution of such claims may require us to pull product from the market, redesign our products, license rights belonging to third parties or cease using those rights altogether. Any of these events could harm our business and have a material adverse effect on our results of operations and financial condition.
We have been involved in legal proceedings that have resulted in significant expense, and we may be involved in legal proceedings in the future that could have a material adverse effect on our business, reputation, financial condition, results of operations or stock price.
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
Legal proceedings can be expensive and disruptive. We cannot predict the outcome of any particular legal proceeding, or whether ongoing legal proceedings will be resolved favorably or ultimately result in material damages, fines or other penalties. Our insurance may not cover all claims that may be asserted against us, and we are unable to predict how long the legal proceedings to which we are currently subject will continue. An unfavorable outcome of any legal proceeding may have a material adverse impact on our business, financial condition and results of operations or our stock price. Legal proceedings have in the past, and may again in the future, require us to record significant reserves or charges, which could result in material expense, cash outflows and volatility in our results of operations from period to period. In addition, any legal proceeding could negatively impact our reputation among our customers or our shareholders. Furthermore, publicity surrounding ongoing legal proceedings, even if resolved favorably for us, could result in additional legal proceedings against us, as well as damage our brand image.
We previously identified and remediated material weaknesses in our internal control over financial reporting. Any other material weaknesses identified in the future could result in material misstatements in our consolidated financial statements, a failure to meet our periodic reporting obligations and a decline in our stock price.
As previously disclosed, we identified material weaknesses in our internal control over financial reporting as of March 31, 2024 and March 31, 2025 and as a result, we also determined that our disclosure controls and procedures were ineffective as of March 31, 2024 and March 31, 2025. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. These material weaknesses resulted from a failure to design and maintain effective controls over certain aspects of the period-end financial reporting process, including the review and execution of certain balance sheet account reconciliations, and we did not design and maintain effective controls over the classification and presentation of general ledger accounts in the appropriate financial statement line items within the consolidated financial statements.
While the material weaknesses have been remediated as of March 31, 2026, and our management has determined that our internal control over financial reporting and disclosure controls and procedures were effective as of March 31, 2026, there can be no assurances that other deficiencies will not come to management’s attention in the future that could lead to additional material weaknesses, which could again cause us to conclude that our internal control over financial reporting and disclosure controls and procedures are ineffective. Any failure to maintain an effective internal control over financial reporting could result in material misstatements in our interim or annual consolidated financial statements, failure to meet our reporting obligations, significant expenses to remediate any deficiencies, a decline in investor confidence in our reported financial information and a decline in our stock price.

Risks Related to our Common Stock
Kevin Plank, our founder and President and Chief Executive Officer, controls the majority of the voting power of our common stock.
Our Class A Common Stock has one vote per share, our Class B Convertible Common Stock has 10 votes per share and our Class C Common Stock has no voting rights (except in limited circumstances). Our founder and President and Chief Executive Officer, Kevin Plank, beneficially owns all outstanding shares of Class B Convertible Common Stock. As a result, Mr. Plank has the majority voting control and is able to direct the election of all of the members of our Board of Directors and other matters we submit to a vote of our stockholders. Under certain circumstances, the Class B Convertible Common Stock automatically converts to Class A Common Stock, which would also result in the conversion of our Class C Common Stock into Class A Common Stock. As specified in our charter, these circumstances include when Mr. Plank beneficially owns less than 15% of the total number of shares of Class A Common Stock and Class B Convertible Common Stock outstanding, if Mr. Plank were to resign as an Approved Executive Officer of the Company (or was otherwise terminated for cause) or if Mr. Plank sells more than a specified number of any class of our common stock within a one-year period. This concentration of voting control may have various effects including, but not limited to, delaying or preventing a change of control or allowing us to take action that the majority of our stockholders do not otherwise support. In addition, we utilize shares of our Class C Common Stock to fund employee equity incentive programs and may do so in connection with future stock-based acquisition transactions, which could prolong the duration of Mr. Plank's voting control.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 1C. CYBERSECURITY
Risk Management and Strategy
We recognize the importance of protecting consumer and employee data and maintaining the safety and security of our information systems. We identify, assess and manage material risks on an enterprise basis through our global enterprise risk management (“ERM”) program. We maintain a cybersecurity program designed to help detect, identify, classify and mitigate cybersecurity and other data security threats, which is aligned to and informed by our ERM program. Our cybersecurity program takes into consideration, among other things, compliance requirements, risks to our revenue channels, risks posed by third-party engagements, consumer and employee data security and global enterprise security. We engage independent third parties to conduct periodic and risk-based penetration testing and targeted security audits of our information systems. In addition, we engage a third-party vendor to conduct 24/7 monitoring of cybersecurity alerts. In the event we identify or are notified of a potential cybersecurity, privacy or other data security incident, we have a data incident response plan that defines procedures for responding to such incidents, including guidelines regarding when and how to engage with our executive leadership team, our Board of Directors, other stakeholders and law enforcement, as applicable. We also maintain cyber liability insurance to help defray financial losses arising out of a cyber security incident; our insurance, however, may not cover all types of cybersecurity incidents or all losses that we incur.
We have adopted, and periodically review and update, as appropriate, information security and privacy notices, policies and procedures. We maintain annual cybersecurity and data privacy training for all employees with access to our corporate systems. In addition, as part of our Payment Card Industry Data Security Standard compliance, we maintain annual role-based training on protecting payment card information for all relevant employees. We conduct proactive incident preparedness activities focused on cybersecurity risks and business continuity, such as annual table-top exercises with our senior management, as well as periodic phishing simulations to test our employees’ responses to suspicious emails.
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
Our CISO leads our global cybersecurity team and is responsible for the oversight and execution of our cybersecurity program. Our current CISO has served in various roles in information technology and information security for over twenty years, including at our Company since 2013. He holds an MBA and a Certified Information Systems Security Professional certification. Our CISO reports to our Chief Technology Officer, who reports to our Chief Executive Officer.
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

ITEM 2. PROPERTIES
The following includes a summary of the principal properties that we own or lease as of March 31, 2026.
Company Operated
Our principal executive and administrative offices are located at an office complex that we own in the Baltimore Peninsula, an area of Baltimore, Maryland. We continue to own office space in Baltimore, Maryland, where our previous principal executive and administrative offices were located. We are continuing to evaluate potential options for this space. We lease office space for each of our EMEA, Asia-Pacific and Latin America headquarters.
We lease our primary distribution facilities, which are located in Sparrows Point, Maryland and Mount Juliet, Tennessee. These leases expire on different dates, with the earliest lease termination date occurring in December 2027. Combined, these facilities represent approximately 2.5 million square feet of facility space. As previously disclosed, during Fiscal 2026 we exited our distribution facility located in Rialto, California as part of our 2025 restructuring plan. We believe our existing distribution facilities and space available through our third-party logistics providers, described below, will be adequate to meet our short term needs.
As of March 31, 2026, we leased 443 Brand and Factory House retail stores, located primarily in the United States, China, Canada, Mexico, Thailand, the United Kingdom, South Korea, Malaysia, Singapore, Spain and Australia with lease termination dates occurring through 2038. We also lease additional office space for sales, quality assurance and sourcing, marketing and administrative functions. We anticipate that we will be able to extend these leases that expire in the near future on satisfactory terms or relocate to other locations.
Third-Party Operated
We partner with third-party logistics providers who operate distribution centers in international markets including Canada, Mexico, Panama, the United Kingdom, Netherlands, Hong Kong and China.

ITEM 3. LEGAL PROCEEDINGS
From time to time, we have been involved in litigation and other proceedings, including matters related to commercial disputes and intellectual property, as well as trade, regulatory and other claims related to our business. Refer to Note 8 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for information on certain legal proceedings, which is incorporated by reference herein.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II.
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Under Armour's Class A Common Stock and Class C Common Stock are traded on the New York Stock Exchange ("NYSE") under the symbols "UAA" and "UA", respectively. As of May 15, 2026, there were 1,713 record holders of our Class A Common Stock, 5 record holders of Class B Convertible Common Stock which are beneficially owned by our President and Chief Executive Officer, Kevin A. Plank, and 1,002 record holders of our Class C Common Stock.
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
Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth the Company's repurchases of Class C Common Stock during the three months ended March 31, 2026 under the three-year $500 million share repurchase program authorized by our Board of Directors in May 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
01/01/2026 to 01/31/2026	—	$—	—	$385.0
02/01/2026 to 02/28/2026	—	$—	—	$385.0
03/01/2026 to 03/31/2026	—	$—	—	$385.0
Dividends
No cash dividends were declared or paid during Fiscal 2026, Fiscal 2025, or Fiscal 2024 on any class of our common stock. We currently anticipate we will retain future earnings for use in our business, and as a result, we do not anticipate paying any cash dividends in the foreseeable future. However, if we were to consider declaring a cash dividend to our stockholders, we may be limited in our ability to do so under our credit facility. Refer to "Liquidity and Capital Resources" within Management's Discussion and Analysis, included in Part II, Item 7 of this Annual Report on Form 10-K and Note 7 to the Consolidated Financial Statements, included in Part II, Item 8 of this Annual Report on Form 10-K, for a further discussion of our credit facility.
Stock Compensation Plans
See Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for information regarding our equity compensation plans.
Stock Performance Graph
The stock performance graph below compares cumulative total return on Under Armour, Inc. Class A Common Stock to the cumulative total return of the S&P 500 Index and S&P 500 Apparel, Accessories and Luxury Goods Index from December 31, 2020 through March 31, 2026. The graph assumes an initial investment of $100 in Under Armour and each index as of December 31, 2020 and reinvestment of any dividends. The performance shown on the graph below is not intended to forecast or be indicative of possible future performance of our common stock.

	12/31/2020	12/31/2021	3/31/2022	3/31/2023	3/31/2024	3/31/2025	3/31/2026
Under Armour, Inc.	$100.00	$123.41	$99.12	$55.26	$42.97	$36.39	$34.40
S&P 500	$100.00	$128.71	$122.79	$113.30	$147.15	$159.29	$187.65
S&P 500 Apparel, Accessories & Luxury Goods	$100.00	$106.06	$87.76	$60.81	$51.71	$47.25	$52.13

ITEM 6. [RESERVED]
Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help readers understand our results of operations and financial condition, and is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying Notes to our Consolidated Financial Statements under Part II, Item 8 and the information contained elsewhere in this Annual Report on Form 10-K, under the captions "Business" and "Risk Factors."
This Annual Report on Form 10-K, including this MD&A, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the U.S. Securities Exchange Act of 1934, as amended ("the Exchange Act"), and Section 27A of the U.S. Securities Act of 1933, as amended ("the Securities Act"), and is subject to the safe harbors created by those sections. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. See "Forward-Looking Statements."
Unless otherwise noted: (i) all dollar and percentage comparisons made herein refer to Fiscal 2026 compared to Fiscal 2025; and (ii) all tabular data is presented in thousands, except share and per share data. Please refer to Part II, Item 7 of our Annual Report on Form 10-K for Fiscal 2025, filed with the Securities Exchange Commission ("SEC") on May 22, 2025, which is incorporated by reference herein, for a comparative discussion of our Fiscal 2025 financial results as compared to Fiscal 2024.

OVERVIEW
We are a leading developer, marketer and distributor of branded performance apparel, footwear and accessories for men, women and youth. Our products are engineered with performance-driven materials and technologies, spanning a wide range of designs and styles for use in diverse climates. Our products are worn by athletes at all levels, from youth to professional, across multiple sports worldwide as well as by consumers who embrace active and performance-oriented lifestyles.
We are focused on driving sustainable long-term growth and profitability through increased demand for our core product categories, continued expansion of our direct-to-consumer capabilities and strategic development of our wholesale network. Our strategic priorities are focused on elevating brand positioning, simplifying and scaling our operating model, accelerating innovation and enhancing global go-to-market execution. Execution of these priorities depends, in part, on our ability to deliver against strategic initiatives across key areas of the business, including North America region, our largest market. Our digital strategy is designed to enhance consumer engagement, strengthen brand loyalty and enable omnichannel experiences across multiple digital touchpoints.
Fiscal 2026 Results
During Fiscal 2026, challenging market conditions persisted, particularly in North America and Asia-Pacific, driven by lower consumer demand across both our wholesale and direct-to-consumer channels. Financial results for Fiscal 2026 as compared to Fiscal 2025 include:
•Total net revenues decreased 3.8%.
•Within our distribution channels, wholesale revenue decreased 4.9% and direct-to-consumer revenue decreased 1.7%.
•Within our product categories, apparel revenue decreased 1.6%, footwear revenue decreased 10.8%, and accessories revenue increased 0.9%.
•Net revenue decreased 7.9% in North America, increased 8.6% in EMEA, decreased 4.8% in Asia-Pacific and increased 8.7% in Latin America.
•Gross margin decreased 240 basis points to 45.5%.
•Selling, general and administrative expenses decreased 11.8%.
2025 Restructuring Plan
During Fiscal 2025, our Board of Directors approved a restructuring plan (the "2025 restructuring plan") designed to strengthen and support our financial and operational efficiencies. On May 11, 2026, our Board of Directors approved an increase of up to $50 million of additional charges, resulting in a total restructuring plan of approximately $305 million, including:
•Up to $139 million in cash charges, including approximately $46 million in employee severance and benefits costs and $93 million related to various transformational initiatives; and
•Up to $166 million in non-cash charges, including approximately $7 million in employee severance and benefits costs, and $159 million in contract terminations, facility, software, and other asset-related charges and impairments.
As of March 31, 2026, we have recorded a total of $260.7 million of restructuring and related charges under the 2025 restructuring plan. The 2025 restructuring plan is now expected to be substantially complete by December 31, 2026.
Restructuring and related charges are excluded from our segment profitability measures. We report restructuring and related charges within Corporate Other, which is designed to provide increased transparency and comparability of operating segments' performance.
For Fiscal 2026, the restructuring and related charges included $152.6 million relating to North America, $10.4 million relating to Asia-Pacific, $6.4 million relating to EMEA and $2.1 million relating to Latin America.
For Fiscal 2025, the restructuring and related charges included $75.9 million relating to North America, $12.1 million relating to EMEA and $6.4 million relating to Asia-Pacific. These charges were offset by a net gain of $5.3 million from the sale of the MapMyFitness platform, relating to the Corporate Other non-operating segment.

The following table summarizes the costs recorded during the periods indicated in connection with the 2025 restructuring plan:

	Year Ended March 31,		Estimated Restructuring and Related Charges
	2026	2025	Remaining to be incurred	Total to be incurred
Costs recorded in cost of goods sold:
Inventory-related costs(1)	$13,193	$—
Total costs recorded in cost of goods sold	$13,193	$—	$—	$13,193
Costs recorded in restructuring charges:
Employee-related costs	$9,081	$14,767
Facility-related costs(2)	35,938	25,495
Other restructuring costs(3)	82,700	17,707
Total costs recorded in restructuring charges	$127,719	$57,969	$34,045	$219,733
Costs recorded in selling, general and administrative expenses:
Employee-related costs	$5,639	$9,460
Other transformation initiatives	24,956	21,733
Total costs recorded in selling, general and administrative expenses	$30,595	$31,193	$10,286	$72,074
Total restructuring and related charges	$171,507	$89,162	$44,331	$305,000
(1) Inventory-related costs for Fiscal 2026 include non-cash inventory reserves relating to the separation of the Curry Brand.
(2) Facility-related costs for Fiscal 2026 include an impairment charge of $15.9 million relating to the previously disclosed decision to exit our distribution facility in Rialto, California.
(3) Other restructuring costs for Fiscal 2026 include $69.7 million of non-cash contract termination costs, primarily relating to the separation of the Curry Brand.

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
Macroeconomic Factors and Other Global Events
We are actively monitoring developments in the global trade environment, including recent changes in global trade policy, and related effects on consumer discretionary spending. We continue to assess the implications for our business and are actively implementing mitigation strategies. Following the U.S. Supreme Court ruling issued on February 20, 2026, which invalidated certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"), new tariffs at different rates under alternative legislative powers were initiated. On May 7, 2026, the U.S. Court of International Trade subsequently ruled these new tariffs to be illegal, but left them in effect pending appeal. We expect further litigation and changes related to these tariff rates during Fiscal 2027. These currently enacted tariff rates continue to increase our product costs and negatively impact our gross margins. The volatility in global trade policy and potential for a continued elevated tariff environment creates uncertainty regarding the potential impact on our Fiscal 2027 results of operations, including revenue, gross profit and operating income.
The U.S. Supreme Court ruling did not address refunds, creating uncertainty regarding the potential recovery of tariffs previously paid under IEEPA. However, in April 2026, the IEEPA refund process was launched and we have started evaluating and, where appropriate, pursuing potential reimbursement of certain IEEPA tariffs previously paid. The timing and amount of recovery ultimately received remain uncertain and are dependent on regulatory and administrative processes outside our control.
Other macroeconomic factors, such as inflationary pressures, geopolitical instability and military conflicts and fluctuations in foreign currency exchange rates, have and may continue to impact our business. We continue to monitor these factors and the potential impacts they may have on our financial results, including product input costs, freight costs and consumer discretionary spending and therefore consumer demand for our products. We also continue to monitor the broader impacts of conflicts around the world on the economy, including their effect on inflationary pressures and the price of oil globally. For example, geopolitical instability and ongoing conflicts in the Middle East have and may continue to cause volatility in global energy and transportation markets, including higher fuel prices, resulting in increased shipping and logistics costs.
See "Risk Factors—Economic and Industry Risks—Our financial results and ability to grow our business may be negatively impacted by global events beyond our control"; "—Our business depends on consumer purchases of discretionary items, which can be negatively impacted during an economic downturn or periods of inflation. This could materially impact our sales, profitability, results of operations and financial condition"; "—Fluctuations in the cost of raw materials and commodities we use in our products and costs related to our supply chain could negatively affect our operating results"; and "—Financial Risks—Our financial results could be adversely impacted by currency exchange rate fluctuations" included in Part I, Item 1A of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS
The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Year Ended March 31,
	2026		2025
Net revenues	$4,966,370	100.0%	$5,164,310	100.0%
Cost of goods sold	2,707,512	54.5%	2,689,566	52.1%
Gross profit	2,258,858	45.5%	2,474,744	47.9%
Selling, general and administrative expenses	2,294,251	46.2%	2,601,991	50.4%
Restructuring charges	127,719	2.6%	57,969	1.1%
Income (loss) from operations	(163,112)	(3.3)%	(185,216)	(3.6)%
Interest income (expense), net	(30,288)	(0.6)%	(6,115)	(0.1)%
Other income (expense), net	(7,276)	(0.1)%	(13,431)	(0.3)%
Income (loss) before income taxes	(200,676)	(4.0)%	(204,762)	(4.0)%
Income tax expense (benefit)	294,752	5.9%	(2,890)	(0.1)%
Income (loss) from equity method investments	(215)	—%	605	—%
Net income (loss)	$(495,643)	(10.0)%	$(201,267)	(3.9)%
Revenues
Net revenues consist of net sales and license revenues. Net sales consist of sales from apparel, footwear and accessories products. Our license revenues primarily consist of fees paid to us by licensees in exchange for the use of our trademarks on their products. The following tables summarize net revenues by product category and distribution channel for the periods indicated:

	Year Ended March 31,
	2026	2025	Change ($)	Change (%)
Net Revenues by Product Category:
Apparel	$3,395,053	$3,451,414	$(56,361)	(1.6)%
Footwear	1,076,383	1,206,202	(129,819)	(10.8)%
Accessories	414,466	410,860	3,606	0.9%
Net Sales	4,885,902	5,068,476	(182,574)	(3.6)%
License revenues	107,353	94,590	12,763	13.5%
Corporate Other (1)	(26,885)	1,244	(28,129)	(2261.2)%
Total net revenues	$4,966,370	$5,164,310	$(197,940)	(3.8)%
(1) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program.

	Year Ended March 31,
	2026	2025	Change ($)	Change (%)
Net Revenues by Distribution Channel:
Wholesale	$2,831,787	$2,978,869	$(147,082)	(4.9)%
Direct-to-consumer	2,054,115	2,089,607	(35,492)	(1.7)%
Net Sales	4,885,902	5,068,476	(182,574)	(3.6)%
License revenues	107,353	94,590	12,763	13.5%
Corporate Other (1)	(26,885)	1,244	(28,129)	(2261.2)%
Total net revenues	$4,966,370	$5,164,310	$(197,940)	(3.8)%
(1) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program.

Net Sales
Net sales decreased by $182.6 million, or 3.6%, to $4.9 billion during Fiscal 2026, from $5.1 billion during Fiscal 2025. Apparel decreased primarily due to lower average selling prices and unfavorable channel mix, partially offset by the impact of foreign exchange rates. Footwear decreased primarily due to lower unit sales and lower average selling prices, partially offset by favorable channel mix and the impacts of foreign exchange rates. Accessories increased primarily due to higher unit sales, the impact of foreign exchange rates and higher average selling prices, partially offset by unfavorable channel mix. From a channel perspective, the decrease in net sales was due to a decrease in both wholesale and direct-to-consumer.
License Revenues
License revenues increased by $12.8 million or 13.5%, to $107.4 million during Fiscal 2026, from $94.6 million during Fiscal 2025. This was primarily due to higher revenues from our international licensing partners.
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
We include outbound freight costs associated with shipping goods to customers as cost of goods sold; however, we include the majority of outbound handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound handling costs in their cost of goods sold. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate our distribution facilities. These costs were $77.5 million for Fiscal 2026 (Fiscal 2025: $78.0 million).
Gross profit decreased by $215.9 million to $2.3 billion during Fiscal 2026, as compared to $2.5 billion during Fiscal 2025. Gross profit as a percentage of net revenues, or gross margin, decreased to 45.5% from 47.9%. This decrease in gross margin of approximately 240 basis points was primarily driven by unfavorable impacts of 190 basis points from supply chain, including 155 basis points from tariff impacts, 70 basis points from unfavorable pricing and 45 basis points from unfavorable channel and regional mix. These were partially offset by favorable impacts of 45 basis points from changes in foreign currency and 20 basis points from favorable product mix.
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

	Year Ended March 31,
	2026	2025	Change ($)	Change (%)
Selling, general and administrative expenses	$2,294,251	$2,601,991	$(307,740)	(11.8)%
Selling, general and administrative expenses decreased by $307.7 million, or 11.8%, during Fiscal 2026 as compared to Fiscal 2025. Within selling, general and administrative expenses:
•Marketing and advertising costs decreased $47.6 million or 8.6%. This was primarily due to a decrease in marketing activities during the period. As a percentage of net revenues, marketing and advertising costs decreased to 10.1% from 10.6%.
•Other costs decreased $260.2 million or 12.7%, primarily due to lower litigation reserve expense, lower incentive compensation expense and lower facility-related expenses. The current year includes $98.5 million of litigation reserve expense relating to the previously disclosed litigation with our insurance carriers (refer to Note 8 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional details). The prior year included $261 million of litigation reserve expense relating to the Consolidated Securities Action litigation, which was settled in Fiscal 2025 (refer to Note 10 to the Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for Fiscal 2025). Additionally, the prior year included an impairment charge of $28.4 million relating to vacating our former global headquarters. As a percentage of net revenues, other costs decreased to 36.1% from 39.7%.
As a percentage of net revenues, selling, general and administrative expenses decreased to 46.2% during Fiscal 2026 as compared to 50.4% during Fiscal 2025.
Restructuring Charges
Restructuring charges within our operating expenses primarily consist of employee severance and benefit costs, contract termination costs, facility, software and other asset-related charges and impairments and various transformational initiatives. Refer to Note 11 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional details.

	Year Ended March 31,
	2026	2025	Change ($)	Change (%)
Restructuring charges	$127,719	$57,969	$69,750	120.3%
Restructuring charges increased by $69.8 million during Fiscal 2026 compared to Fiscal 2025. This was due to higher other restructuring costs, primarily relating to the separation of the Curry Brand, and higher facility-related costs resulting from an impairment charge of $15.9 million relating to the previously disclosed decision to exit our distribution facility in Rialto, California. These were partially offset by lower employee-related costs.
Interest Income (Expense), net
Interest income (expense), net includes interest income earned on our cash and cash equivalents and restricted investments, amortization of deferred financing costs, bank fees, capitalized interest for long-term property and equipment projects and interest expense under the credit and other long-term debt facilities. Refer to Note 7 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional details.

	Year Ended March 31,
	2026	2025	Change ($)	Change (%)
Interest income (expense), net	$(30,288)	$(6,115)	$(24,173)	(395.3)%
Interest expense, net increased by $24.2 million to $30.3 million during Fiscal 2026 compared to $6.1 million during Fiscal 2025. This was primarily due to an increase in interest expense resulting from the issuance of the Senior Notes due 2030 and borrowings on our revolving credit facility, partially offset by interest income earned on the restricted investments held to satisfy and discharge the Senior Notes due 2026.

Other Income (Expense), net
Other income (expense), net generally consists of unrealized and realized gains and losses on our foreign currency derivative financial instruments, and unrealized and realized gains and losses on adjustments that arise from fluctuations in foreign currency exchange rates relating to transactions generated by our international subsidiaries. Other income (expense), net also includes certain operating and variable lease costs and associated sublease income relating to lease assets held for sublet purposes and other non-operational facilities.

	Year Ended March 31,
	2026	2025	Change ($)	Change (%)
Other income (expense), net	$(7,276)	$(13,431)	$6,155	45.8%
Other expense, net decreased by $6.2 million to $7.3 million during Fiscal 2026 compared to $13.4 million during Fiscal 2025. This was primarily due an increase in sublease income and higher net gains from foreign currency hedges, partially offset by higher facility-related expenses for non-operational facilities, including our former global headquarters and former distribution facility in Rialto, California.
Income Tax Expense (Benefit)

	Year Ended March 31,
	2026	2025	Change ($)	Change (%)
Income tax expense (benefit)	$294,752	$(2,890)	$297,642	10299.0%
Income tax expense increased by $297.6 million to $294.8 million during Fiscal 2026 from a benefit of $2.9 million during Fiscal 2025. Our Fiscal 2026 effective tax rate was (146.9)% compared to 1.4% for Fiscal 2025. The change in our effective tax rate was primarily driven by valuation allowances recorded against previously recognized U.S. federal deferred tax assets and current fiscal year losses in the U.S. and Cyprus. These were partially offset by the release of valuation allowances against China deferred tax assets and a U.S. federal provision to return benefit related to the U.S. Global Intangible Low Tax Income ("GILTI") inclusion resulting from an approved IRS method change.

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
The net revenues and operating income (loss) associated with our segments are summarized in the following tables.

Net Revenues

	Year Ended March 31,
	2026	2025	Change ($)	Change (%)
North America	$2,859,420	$3,105,624	$(246,204)	(7.9)%
EMEA	1,180,510	1,086,578	93,932	8.6%
Asia-Pacific	719,134	755,437	(36,303)	(4.8)%
Latin America	234,191	215,427	18,764	8.7%
Corporate Other (1)	(26,885)	1,244	(28,129)	(2261.2)%
Total net revenues	$4,966,370	$5,164,310	$(197,940)	(3.8)%
(1) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program.

North America
Net revenues in our North America region decreased by $246.2 million, or 7.9% during Fiscal 2026. This was driven by a decrease in both our wholesale and direct-to-consumer channels. Within our direct-to-consumer channel, net revenues decreased in e-commerce and owned and operated retail stores.
EMEA
Net revenues in our EMEA region increased by $93.9 million, or 8.6% during Fiscal 2026. This was driven by an increase in both our wholesale and direct-to-consumer channels and an increase in license revenues. Within our direct-to-consumer channel, net revenues increased in owned and operated retail stores, partially offset by a decrease in e-commerce. Net revenues in our EMEA region were also positively impacted by changes in foreign exchange rates.
Asia-Pacific
Net revenues in our Asia-Pacific region decreased by $36.3 million, or 4.8% during Fiscal 2026. This was driven by a decrease in our wholesale channel, partially offset by an increase in license revenues. Our direct-to-consumer channel was relatively flat. Within our direct-to-consumer channel, net revenues increased in owned and operated retail stores, partially offset by a decrease in e-commerce.
Latin America
Net revenues in our Latin America region increased by $18.8 million, or 8.7% during Fiscal 2026. This was driven by an increase in both our wholesale and direct-to-consumer channels. Within our direct-to-consumer channel, net revenues increased in owned and operated retail stores and e-commerce.
Corporate Other
Net revenues in Corporate Other decreased by $28.1 million during Fiscal 2026. This was primarily driven by foreign currency hedge losses related to revenues generated by entities within our operating segments.
Operating Income (Loss)

	Year Ended March 31,
	2026	2025	Change ($)	Change (%)
North America	$442,503	$629,518	$(187,015)	(29.7)%
EMEA	191,487	147,182	44,305	30.1%
Asia-Pacific	84,466	73,187	11,279	15.4%
Latin America	29,901	47,532	(17,631)	(37.1)%
Corporate Other (1)	(911,469)	(1,082,635)	171,166	15.8%
Total operating income (loss)	$(163,112)	$(185,216)	$22,104	11.9%
(1) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program. Corporate Other also includes expenses related to our central supporting functions.

North America
Operating income in our North America region decreased by $187.0 million, or 29.7% during Fiscal 2026. This was primarily due to a decrease in gross profit, driven by lower net revenues as discussed above, and higher product input costs resulting from increased tariffs during the year. These were partially offset by lower facility-related expenses, primarily driven by our decision to exit our distribution facility in Rialto, California as part of our 2025 restructuring plan, lower non-salaried compensation and lower marketing and advertising costs.
EMEA
Operating income in our EMEA region increased by $44.3 million, or 30.1% during Fiscal 2026. This was primarily due to an increase in gross profit, driven by higher net revenues, as discussed above, lower bad debt expense and lower marketing and advertising costs. These were partially offset by higher salaried and non-salaried compensation expenses, higher selling and distribution expenses, and higher depreciation expense.
Asia-Pacific
Operating income in our Asia-Pacific region increased by $11.3 million, or 15.4% during Fiscal 2026. This was primarily due to an increase in gross profit, driven by reduced promotional activity, lower marketing and advertising costs and lower depreciation expense. These were partially offset by higher selling and distribution expenses.
Latin America
Operating income in our Latin America region decreased by $17.6 million, or 37.1% during Fiscal 2026. This was primarily due to a decrease in gross profit, driven by higher product input costs, partially offset by higher net revenues as discussed above. Additionally, the decrease was driven by higher marketing and advertising costs.
Corporate Other
Operating loss in Corporate Other decreased by $171.2 million, or 15.8% during Fiscal 2026. This was primarily due to lower litigation reserve expense, partially offset by higher restructuring charges under the 2025 restructuring plan as discussed above. Litigation reserve expense in the current year includes $98.5 million relating to the previously disclosed litigation with our insurance carriers (refer to Note 8 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional details). Litigation reserve expense in the prior year included $261 million relating to the Consolidated Securities Action litigation which was settled in Fiscal 2025 (refer to Note 10 to the Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for Fiscal 2025). Additionally, the prior year included an impairment charge of $28.4 million relating to vacating our former global headquarters.

LIQUIDITY AND CAPITAL RESOURCES
Our cash requirements have principally been for working capital and capital expenditures. We fund our working capital, primarily inventory, and capital investments from cash flows from operating activities, cash and cash equivalents on hand, and borrowings available under our credit and long-term debt facilities. Our working capital requirements generally reflect the seasonality in our business as we historically recognize the majority of our net revenues in the last two quarters of the calendar year. Our capital investments have generally included expanding our in-store fixture and branded concept shop program, improvements and expansion of our distribution and corporate facilities, including construction of our new global headquarters, leasehold improvements to our Brand and Factory House stores, and investment and improvements in information technology systems. Our inventory strategy is focused on continuing to meet consumer demand while improving our long-term inventory efficiency through implementation of enhanced systems and processes to improve inventory management. These systems and processes are designed to improve forecasting and supply planning capabilities. In addition, we strive to improve inventory performance through disciplined product purchasing, reduced production lead times and enhanced planning and execution of selling excess inventory through our Factory House stores and other liquidation channels.
As of March 31, 2026, we had approximately $309 million of cash and cash equivalents. As described below, in June 2025, we issued $400 million in aggregate principal amount of Senior Notes due 2030 (as defined below) and, during August 2025, we used the net proceeds from this offering, together with borrowings under our amended credit agreement and cash on hand, to satisfy and discharge the Senior Notes due 2026 (as defined below). In connection with the satisfaction and discharge, we deposited with Wilmington Trust, National Association as trustee, all amounts necessary to satisfy and discharge our obligations under the Senior Notes due 2026 through maturity. We believe our cash and cash equivalents on hand, cash from operations, our ability to reduce our expenditures as needed, borrowings available to us under our amended credit agreement, our ability to access the capital markets, and other financing alternatives are adequate to meet our liquidity needs and capital expenditure requirements for at least the next twelve months.
In addition, from time to time, based on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, and subject to compliance with applicable laws and regulations, we may seek to utilize cash on hand, borrowings or raise capital to retire, repurchase or redeem our debt securities, repay debt, repurchase shares of our common stock or otherwise enter into similar transactions to support our capital structure and business or utilize excess cash flow on a strategic basis. For example, as further described below, in May 2024, our Board of Directors authorized a share repurchase program pursuant to which we are authorized to repurchase a total of $500 million of our Class C Common Stock through May 2027. As of March 31, 2026, we have repurchased a total of $115 million Class C Common Stock under this program.
If there are unexpected material impacts to our business in future periods from significant global events, such as an economic recession, changes in global trade policy or increased tariffs, that have a significant adverse effect on our profitability, including increased costs to create and sell our products, we may consider additional alternatives to preserve our liquidity. These alternatives may include further reducing our expenditures, changing our investment strategies, reducing compensation costs, and limiting certain marketing and capital expenditures. In addition, we may seek alternative sources of liquidity, including but not limited to, accessing capital markets, sale-leaseback transactions or other sales of assets or other alternative financing measures. However, instability in, or tightening of the capital markets, could adversely affect our ability to access the capital markets on terms acceptable to us or at all. Although we believe we have adequate sources of liquidity over the long term, a prolonged or more severe economic recession, inflationary pressure, or a slow recovery could adversely affect our business and liquidity and could require us to take certain of the liquidity preserving actions described above.
Due to the global nature of our operations, a portion of our cash is held outside the United States. As of March 31, 2026, approximately $277.6 million of our cash and cash equivalents was held by our foreign subsidiaries, of which approximately $263.3 million is indefinitely reinvested. We have accumulated undistributed earnings of approximately $965.5 million generated by foreign subsidiaries, including $399.4 million of undistributed earnings that will continue to be indefinitely reinvested to fund international growth and operations. We have recorded all applicable taxes on the undistributed earnings of our foreign subsidiaries that are not indefinitely reinvested through March 31, 2026. The remainder of our foreign earnings, which are indefinitely reinvested, were previously subject to U.S. federal tax; additional taxes relating to currency gains, capital gains, foreign withholding taxes, and U.S. state taxes are not expected to be material.
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
During Fiscal 2026, under the above authorization, we repurchased $25 million of Class C Common Stock and received a total of 5.2 million shares, which were immediately retired. The shares of Class C Common Stock were repurchased in the open market at prevailing market prices under a plan designed to comply with Rule 10b5-1 and Rule 10b-18 under the Securities and Exchange Act of 1934, as amended, with the timing and actual number of shares repurchased depending upon market conditions and other factors. As a result, $25.0 million was recorded to retained earnings to reflect the difference between the market price of the Class C Common Stock repurchased and its par value.
During Fiscal 2025, under the above authorization, we repurchased $90 million of Class C Common Stock through accelerated share repurchase transactions and received a total of 12.8 million shares, which were immediately retired. As a result, $91.2 million was recorded to retained earnings to reflect the difference between the market price of the Class C Common Stock repurchased and its par value.

As of the date of this Annual Report on Form 10-K, we have repurchased a total of $115 million or 18.0 million outstanding shares of our Class C Common Stock, leaving approximately $385 million remaining under our current share repurchase program.
Contractual Commitments
Our significant contractual obligations and commitments as of March 31, 2026 are summarized in the following table:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Long-term debt obligations (1)	$730,500	$29,000	$58,000	$643,500	$—
Operating lease obligations (2)	880,662	184,929	290,440	168,407	236,886
Product purchase obligations (3)	1,214,583	1,214,583	—	—	—
Sponsorships and other (4)	248,797	65,584	91,504	58,959	32,750
Total future minimum payments	$3,074,542	$1,494,096	$439,944	$870,866	$269,636
(1) Long-term debt obligations presented in the table above includes principal and interest payments on the Senior Notes due 2030 (defined below), based on the timing of scheduled payments and the term of the debt obligations, and $200 million of principal borrowings outstanding on our revolving credit facility as of March 31, 2026, based on the contractual term date of June 16, 2030. The above table does not include any assumed interest on the revolving credit facility. Additionally, in August 2025, we satisfied and discharged the $600 million Senior Notes due 2026 (defined below) by irrevocably depositing funds in an amount sufficient to satisfy all remaining principal and interest payments. As a result, the principal and remaining interest payments on the Senior Notes due 2026 have been excluded from the table above. However, the Senior Notes due 2026 remain on the Consolidated Balance Sheets as of March 31, 2026 and will continue to accrete to their par value over the period until maturity in June 2026. Additionally, the related trust assets are included in restricted investments on the Consolidated Balance Sheets as of March 31, 2026. Refer to Note 7 to the Consolidated Financial Statements, included in Part II, Item 8 of this Annual Report on Form 10-K, for a further discussion of long-term debt obligations.
(2) Operating lease obligations presented in the table above include future minimum payments for operating lease obligations as of March 31, 2026. Minimum payments for lease obligations exclude variable lease costs, such as contingent rent expense we may incur at our Brand and Factory house stores based on future sales above a specified minimum or payments made for common area maintenance and real estate taxes. The amounts set forth in the table above do not include sublease income from certain excess office facilities, retail space and warehouse space that we sublease to third parties. Refer to Note 4 to the Consolidated Financial Statements, included in Part II, Item 8 of this Annual Report on Form 10-K, for a further discussion of operating lease obligations.
(3) Product purchase obligations presented in the table above primarily represent our open production purchase orders with our manufacturers for our apparel, footwear and accessories, including expected inbound freight, duties and other costs. These open purchase orders specify fixed or minimum quantities of products at determinable prices. We generally place orders with our manufacturers between four and six months in advance of expected future sales. The product purchase obligations also includes fabric commitments with our suppliers, which secure a portion of our material needs for future seasons. The reported amounts exclude product purchase liabilities included in accounts payable as of March 31, 2026.
(4) Sponsorship and other obligations presented in the table above include the fixed minimum amounts required to be paid under sponsorship agreements and minimum guaranteed royalty payments to endorsers and licensors based upon a predetermined percent of sales of particular products. Sponsorship agreements include professional teams, professional leagues, colleges and universities, individual athletes, athletic events and other marketing commitments in order to promote our brand. Some of these sponsorship agreements provide for additional performance incentives and product supply obligations. It is not possible to determine how much we will spend on product supply obligations on an annual basis as contracts generally do not stipulate specific cash amounts to be spent on products. The amount of product provided to these sponsorships depends on many factors including general playing conditions, the number of sporting events in which they participate and our decisions regarding product and marketing initiatives. In addition, it is not possible to determine the performance incentive amounts we may be required to pay under these agreements as they are primarily subject to certain performance based and other variables.

The table above excludes a liability of $86.5 million for uncertain tax positions, inclusive of related interest and penalties, as we are unable to reasonably estimate the timing and amount of future cash settlement. Refer to Note 15 to the Consolidated Financial Statements, included in Part II, Item 8 of this Annual Report on Form 10-K, for a further discussion of our uncertain tax positions.

Cash Flows
The following table presents the major components of our cash flows provided by and used in operating, investing and financing activities for the periods presented:

	Year Ended March 31,
	2026	2025	Change ($)
Net cash provided by (used in):
Operating activities	$(75,088)	$(59,319)	$(15,769)
Investing activities	(688,810)	(126,350)	(562,460)
Financing activities	560,628	(180,806)	741,434
Effect of exchange rate changes on cash, cash equivalents and restricted cash	280	4,609	(4,329)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(202,990)	$(361,866)	$158,876
Operating Activities
Cash flows used in operating activities increased by $15.8 million, as compared to Fiscal 2025, driven by a decrease from changes in working capital of $48.6 million, partially offset by an increase in net income before the impact of non-cash items of $32.9 million.
The changes in working capital were due to the following outflows:
•$81.1 million from changes in accounts receivable;
•$48.2 million from changes in other non-current assets;
•$44.9 million from changes in prepaid expenses and other current assets;
•$26.6 million from changes in customer refund liabilities; and
•$13.7 million from changes in income taxes payable and receivable, net.
These outflows were partially offset by the following working capital inflows:
•$73.1 million from changes in accrued expenses and other liabilities;
•$64.4 million from changes in accounts payable; and
•$28.4 million from changes in inventories.

Investing Activities
Cash flows used in investing activities increased by $562.5 million, as compared to Fiscal 2025. During Fiscal 2026, we deposited $601.2 million into a restricted investment in connection with the satisfaction and discharge of the Senior Notes due 2026 (as defined and discussed below). During Fiscal 2025, we collected a $50 million earn-out in connection with the sale of the MyFitnessPal platform.
Additionally, total capital expenditures during Fiscal 2026 were $87.1 million, or approximately 2% of net revenues, representing a $81.6 million decrease from $168.7 million during Fiscal 2025. Our long-term operating principle for capital expenditures is to spend between 2% and 4% of annual net revenues as we invest in our global direct-to-consumer and e-commerce businesses, information technology systems, distribution centers and our global offices.
Financing Activities
Cash flows provided by financing activities increased by $741.4 million, as compared to Fiscal 2025. During Fiscal 2026, we issued $400 million of Senior Notes due 2030 (as defined below), borrowed $490 million under the revolving credit facility, of which $290 million was repaid during the same period and repurchased $25 million of our Class C Common Stock. During Fiscal 2025, we repaid the $80.9 million aggregate principal amount of the 1.50% Convertible Senior Notes due 2024 using cash on hand and repurchased $90 million of our Class C Common Stock.

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
During Fiscal 2026, we borrowed $490 million and made repayments of $290 million under the revolving credit facility. As of March 31, 2026, $200 million remained outstanding at a weighted average interest rate of 4.83%. No amounts were outstanding under the revolving credit facility as of March 31, 2025.
At our request and a lender's consent, commitments under the amended credit agreement may be increased by up to an amount equal to (x) the greater of (i) $400.0 million and (ii) 100% of consolidated EBITDA plus (y) an unlimited amount so long as, after giving effect to the relevant increase, the secured leverage ratio (calculated as set forth in the amended credit agreement) does not exceed 2.50 to 1.00 in aggregate, subject to certain conditions as set forth in the amended credit agreement. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time we seek to incur such borrowings.
Up to $50.0 million of the facility may be used for the issuance of letters of credit. As of March 31, 2026, $45.5 million of letters of credit were outstanding (March 31, 2025: $45.7 million).
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
We are also required to maintain a ratio of consolidated EBITDA, to consolidated interest expense of not less than 3.50 to 1.00 (the "interest coverage covenant") and we are not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.00, or, at our election during a fiscal quarter in which a permitted acquisition with a cash purchase price exceeding $100.0 million is consummated, 3.75 to 1.00 (the "leverage covenant"), as described in more detail in the amended credit agreement. The amended credit agreement excludes from the definition of indebtedness any indebtedness that has been defeased, satisfied and discharged and/or redeemed and to adjust the amount of interest expense included in the interest coverage covenant to exclude interest accruing on defeased debt. As such, the Senior Notes due 2026, including related interest, have been excluded. We were in compliance with the applicable covenants as of March 31, 2026.
In addition, the amended credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the amended credit agreement, will be considered an event of default under the amended credit agreement.
Borrowings under the amended credit agreement bear interest at a rate per annum equal to, at our option, either (a) an alternate base rate (for borrowings in U.S. dollars), (b) a term rate (for borrowings in U.S. dollars, Euro or Japanese Yen) or (c) a "risk free" rate (for borrowings in U.S. dollars or Pounds Sterling), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the "pricing grid") based on the leverage ratio of consolidated total indebtedness to consolidated EBITDA and ranges between 1.00% to 1.75% (or, in the case of alternate base loans 0.00% to 0.75%). We will also pay a commitment fee determined in accordance with the pricing grid on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of March 31, 2026, the commitment fee was 17.5 basis points.

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
Holders of the Senior Notes due 2026 will receive payment of principal on the scheduled maturity date and payment of interest at the per annum rate on the dates set forth in the Indenture. Accordingly, the satisfaction and discharge represents an in-substance defeasance (as defined under Accounting Standards Codification ("ASC") Topic 405 "Liabilities"). Therefore, the Senior Notes due 2026 remain on our Consolidated Balance Sheets as of March 31, 2026 and will continue to accrete to their par value over the period until maturity in June 2026. Additionally, the related trust assets are included in restricted investments on our Consolidated Balance Sheets as of March 31, 2026.
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
The indenture governing the Senior Notes due 2030 contains negative covenants that limit us and certain of our subsidiaries' ability to engage in certain transactions, including our ability to create or incur certain liens and engage in sale leaseback transactions, and are subject to material exceptions described in the indenture governing the Senior Notes due 2030. Our debt securities further include provisions which may require us to repurchase our debt securities at a premium upon certain change of control events.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS
Our Consolidated Financial Statements, included in Part II, Item 8 of this Annual Report on Form 10-K, have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). To prepare these financial statements, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosures of contingent assets and liabilities. Our estimates are often based on judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. Actual results could be significantly different from these estimates.
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

Revenue Recognition
We recognize revenue pursuant to ASC Topic 606 "Revenue from Contracts with Customers." The amount of revenue recognized considers terms of sale that create variability in the amount of consideration that we ultimately expect to be entitled to in exchange for the products or services and is subject to an overall constraint that a significant revenue reversal will not occur in future periods.
We record reductions to revenue at the time of the transaction for estimated customer returns, allowances, markdowns and discounts. These estimates are based on historical rates of customer returns and allowances as well as the specific identification of outstanding returns, markdowns and allowances that we have not yet received. The actual amount of customer returns and allowances, which are inherently uncertain, may differ from our estimates. At a minimum, we review and refine these estimates on a quarterly basis. If we determine that actual or expected returns or allowances are significantly higher or lower than the reserves we established, we would record a reduction or increase, as appropriate, to net sales in the period in which such a determination was made. Provisions for customer specific discounts are based on contractual obligations with certain major customers. Reserves for returns, allowances, markdowns and discounts included within customer refund liability on the Consolidated Balance Sheets as of March 31, 2026 was $126.1 million (March 31, 2025: $146.0 million). The value of inventory associated with reserves for sales returns included within prepaid expenses and other current assets on the Consolidated Balance Sheets as of March 31, 2026 was $28.5 million (March 31, 2025: $33.6 million).
Accounts Receivable and Credit Losses - Allowance for Doubtful Accounts
We make ongoing estimates relating to the collectability of accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the reserve, we consider historical levels of credit losses and significant economic developments within the retail environment that could impact the ability of our customers to pay outstanding balances and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Because we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from estimates. If the financial condition of customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required. In the event we determine a smaller or larger reserve is appropriate, we would record a benefit or charge to selling, general and administrative expenses in the period in which such a determination was made. As of March 31, 2026, the allowance for doubtful accounts was $5.0 million (March 31, 2025: $17.0 million).
Inventory Valuation and Reserves
We value our inventory at standard cost, which approximates the first-in, first-out method of cost determination. Net realizable value is estimated based upon assumptions made about future demand and retail market conditions, which are inherently uncertain. If we determine that the estimated net realizable value of our inventory is less than the carrying value of such inventory, we record a charge to cost of goods sold to reflect the lower of cost or net realizable value. If actual market conditions are less favorable than those that we projected, further adjustments may be required that would increase the cost of goods sold in the period in which such a determination was made. As March 31, 2026, the inventory reserve was $39.7 million (March 31, 2025: $46.6 million).
Long-Lived Assets
We continually evaluate long-lived assets and whether events and circumstances have occurred that indicate the remaining estimated useful life may warrant revision or that the remaining balance may not be recoverable. These factors may include a significant deterioration of operating results, changes in business plans, or changes in anticipated cash flows. When factors indicate that an asset should be evaluated for possible impairment, we estimate the fair value of the asset based on its discounted cash flows or market rent assessments and compare the estimated fair value to the net carrying value. The significant estimates used in the fair value methodology, which are based on Level 3 inputs, include: our expectations for future operations and projected cash flows, including net revenue, gross profit and operating expenses and market conditions, including estimated market rent. If future undiscounted cash flows are less than the carrying value, an impairment is recognized in earnings to the extent that the carrying value exceeds fair value. If an impairment of a long-lived asset or definite-lived intangible asset is identified, the carrying value of the respective reporting unit is reduced prior to performing a goodwill impairment test.

Goodwill
Goodwill is recorded at its estimated fair value at the date of acquisition and is allocated to the reporting units that are expected to receive the related benefits. Goodwill is required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If indicators of impairment exist, we first perform a recoverability test on our long-lived assets and definite-lived intangible assets within each reporting unit, as discussed above. If an impairment of a long-lived asset or definite-lived intangible asset is identified, the carrying value of the respective reporting unit is reduced prior to performing a goodwill impairment test. In conducting an annual impairment test, we may review qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or we may choose to bypass the qualitative assessment and perform a quantitative impairment test.
When performing a qualitative assessment, we consider factors including, but not limited to, historical and expected future financial performance, macroeconomic conditions, industry trends and changes in the legal and regulatory environment. If these factors indicate that it is “more likely than not” that the carrying value of a reporting unit exceeds the fair value, we perform a quantitative impairment test.
When performing a quantitative impairment test, we compare the estimated fair value of the reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, the goodwill of the reporting unit is impaired to the extent that the carrying value exceeds the fair value.
The fair value of each reporting unit is estimated using the discounted cash flows model, under the income approach, which indicates the fair value of the reporting unit based on the present value of the cash flows that we expect the reporting unit to generate in the future. Key assumptions used in the discounted cash flow model include weighted average cost of capital, long-term growth rate and profitability of the reporting unit's business and working capital effects. We believe the key assumptions used in our annual impairment testing are reasonable. However, they involve estimates and require significant judgment, and therefore are inherently uncertain and subject to change in the future.
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
ASC Topic 740 “Income Taxes” (“Topic 740”) requires an evidence based approach when assessing the realizability of deferred tax assets and the need for valuation allowance reserves against those assets. Assessing whether deferred tax assets are realizable requires significant judgment. We consider all available positive and negative evidence, including historical operating performance and expectations of future operating performance. The ultimate realization of deferred tax assets is often dependent upon future taxable income and therefore can be uncertain. Topic 740 requires that if the weight of negative evidence is greater than positive evidence, a valuation allowance should be established, which increases income tax expense in the period when such a determination is made.
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
Summary of Significant Account Policies
Refer to Note 2 to the Consolidated Financial Statements, included in Part II, Item 8 this Annual Report on Form 10-K, for a summary of our significant accounting policies and our assessment of recently issued accounting standards.

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
Our foreign exchange risk management program consists of designated cash flow hedges and undesignated hedges. As of March 31, 2026, we have hedge instruments, primarily for British Pound/U.S. Dollar, Euro/U.S. Dollar, U.S. Dollar/Chinese Renminbi, U.S. Dollar/Mexican Peso, U.S. Dollar/Canadian Dollar, U.S. Dollar/Japanese Yen, and U.S. Dollar/South Korean Won currency pairs. All derivatives are recognized on the Consolidated Balance Sheets at fair value and classified based on the instruments' maturity dates.
The table below provides information about our foreign currency forward exchange agreements for the currencies listed above and presents the notional amounts and weighted average exchange rates by contractual maturity dates.

		Fiscal year ending March 31,						Fair Value as of
(In thousands)		2027	2028	2029	2030	2031 and thereafter	Total	March 31, 2026	March 31, 2025
On-Balance Sheet Financial Instruments
USD Functional Currency
EUR	Notional	$300,429	$134,197	$—	$—	$—	$434,626	$(2,324)	$(3,384)
	Weighted Average Exchange Rate	1.13	1.19				1.15
GBP	Notional	343,337	153,121	—	—	—	496,458	1,279	(3,800)
	Weighted Average Exchange Rate	1.31	1.33				1.32
JPY	Notional	38,625	16,589	—	—	—	55,214	2,971	777
	Weighted Average Exchange Rate	0.01	0.01				0.01
CNY Functional Currency
USD	Notional	294,842	63,532	—	—	—	358,374	(5,132)	2,295
	Weighted Average Exchange Rate	6.96	6.86				6.96
CAD Functional Currency
USD	Notional	123,174	57,192	—	—	—	180,366	1,785	3,307
	Weighted Average Exchange Rate	1.37	1.35				1.36
MXN Functional Currency
USD	Notional	144,217	45,516	—	—	—	189,733	(12,054)	1,297
	Weighted Average Exchange Rate	19.92	19.33				19.78
KRW Functional Currency
USD	Notional	43,517	10,100	—	—	—	53,617	2,468	1,212
	Weighted Average Exchange Rate	1,385.92	1,435.40				1,400.75
We currently generate a majority of our consolidated net revenues in the United States, and the reporting currency for our Consolidated Financial Statements is the U.S. dollar. As our net revenues and expenses generated outside of the United States increase, our results of operations could be adversely impacted by changes in foreign currency exchange rates. For example, as we recognize foreign revenues in local foreign currencies and if the U.S. dollar strengthens, it could have a negative impact on our foreign revenues upon translation of those results into the U.S. dollar upon consolidation of our financial statements. In addition, we are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions generated by our international subsidiaries in currencies other than their local currencies. These gains and losses are driven by non-functional currency generated revenue, non-functional currency inventory purchases, investments in U.S. dollar denominated available-for-sale debt securities, and certain other intercompany transactions. As of March 31, 2026, the aggregate notional value of our outstanding cash flow hedges was $1.5 billion, with contract maturities ranging from one to twenty-four months.
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
Credit Risk
We are exposed to credit risk primarily on our accounts receivable. We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe that our exposure to concentrations of credit risk with respect to trade receivables is largely mitigated by our customer base. We believe that our allowance for doubtful accounts is sufficient to cover customer credit risks as of March 31, 2026. Refer to Note 2 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a further discussion of our accounting policies.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Under Armour, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Under Armour, Inc. and its subsidiaries (the “Company”) as of March 31, 2026 and 2025, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders' equity and of cash flows for each of the three years in the period ended March 31, 2026, including the related notes and financial statement schedule for each of the three years in the period ended March 31, 2026 listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2026, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
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
Net Revenue Recognition – Wholesale and Direct-to-Consumer
As described in Notes 2 and 10 to the consolidated financial statements, the Company’s total net revenues were $4.97 billion for the year ended March 31, 2026, of which wholesale and direct-to-consumer net sales were $4.89 billion. Revenue is recognized when the Company satisfies its performance obligations by transferring control of promised products or services to the customer, which occurs either at a point in time or over time, depending on when the customer obtains the ability to direct the use of and obtain substantially all of the remaining benefits from the products or services. The amount of revenue recognized considers terms of sale that create variability in the amount of consideration that the Company ultimately expects to be entitled to in exchange for the products or services and is subject to an overall constraint that a significant revenue reversal will not occur in future periods.
The principal consideration for our determination that performing procedures relating to revenue recognition for wholesale and direct-to-consumer is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recording of revenue once control passes to the customer. These procedures also included, among others (i) testing certain revenue recognized by confirming cash received from a sample of payment service processors utilized by the Company; (ii) reconciling the confirmed amounts to net revenue recognized and testing certain reconciling items; (iii) testing certain revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as purchase orders, invoices, proof of shipment, and payment receipts; (iv) testing a sample of sales incentive transactions by obtaining and inspecting source documents, such as support for the nature of the incentive, amount, and agreement with the customer; and (v) confirming a sample of outstanding customer invoice balances as of March 31, 2026 and, for confirmations not returned, obtaining and inspecting source documents, such as invoices, proof of shipment, and subsequent payment receipts.

/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
May 19, 2026

We have served as the Company's auditor since 2003.

UNDER ARMOUR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2026	March 31, 2025
Assets
Current assets
Cash and cash equivalents	$309,168	$501,361
Accounts receivable, net of allowance for doubtful accounts of $5,018 and $17,020 as of March 31, 2026 and March 31, 2025, respectively.	681,861	675,822
Inventories	914,751	945,836
Restricted investments (Note 7)	605,396	—
Prepaid expenses and other current assets, net	207,507	206,078
Total current assets	2,718,683	2,329,097
Property and equipment, net (Note 3)	598,953	645,147
Operating lease right-of-use assets (Note 4)	429,622	384,341
Goodwill (Note 5)	492,768	487,632
Intangible assets, net	4,471	5,224
Deferred income taxes (Note 15)	52,282	286,160
Other long-term assets	118,915	163,270
Total assets	$4,415,694	$4,300,871
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt (Note 7)	$599,835	$—
Accounts payable	420,077	429,944
Accrued expenses	331,391	348,747
Customer refund liabilities (Note 10)	126,097	146,021
Operating lease liabilities (Note 4)	153,050	130,050
Other current liabilities	46,336	54,381
Total current liabilities	1,676,786	1,109,143
Long-term debt, net of current maturities (Note 7)	590,609	595,125
Operating lease liabilities, non-current (Note 4)	596,139	574,277
Other long-term liabilities	137,800	132,048
Total liabilities	3,001,334	2,410,593
Commitments and Contingencies (Note 8)

Stockholders' equity (Note 9)
Class A Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of March 31, 2026 and March 31, 2025; 188,839,506 shares issued and outstanding as of March 31, 2026 (March 31, 2025: 188,822,726)	63	63
Class B Convertible Common Stock, $0.0003 1/3 par value; 34,450,000 shares authorized, issued and outstanding as of March 31, 2026 and March 31, 2025	11	11
Class C Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of March 31, 2026 and March 31, 2025; 202,927,051 shares issued and outstanding as of March 31, 2026 (March 31, 2025: 202,720,745)	67	67
Additional paid-in capital	1,278,429	1,237,798
Retained earnings	217,352	746,277
Accumulated other comprehensive income (loss)	(81,562)	(93,938)
Total stockholders' equity	1,414,360	1,890,278
Total liabilities and stockholders' equity	$4,415,694	$4,300,871
Related Party Transactions (Note 18)
See accompanying notes.

UNDER ARMOUR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share amounts)

	Year Ended March 31,
	2026	2025	2024
Net revenues (Note 10)	$4,966,370	$5,164,310	$5,701,879
Cost of goods sold	2,707,512	2,689,566	3,071,626
Gross profit	2,258,858	2,474,744	2,630,253
Selling, general and administrative expenses	2,294,251	2,601,991	2,400,502
Restructuring charges (Note 11)	127,719	57,969	—
Income (loss) from operations	(163,112)	(185,216)	229,751
Interest income (expense), net	(30,288)	(6,115)	268
Other income (expense), net	(7,276)	(13,431)	32,055
Income (loss) before income taxes	(200,676)	(204,762)	262,074
Income tax expense (benefit) (Note 15)	294,752	(2,890)	30,006
Income (loss) from equity method investments	(215)	605	(26)
Net income (loss)	$(495,643)	$(201,267)	$232,042

Basic net income (loss) per share of Class A, B and C common stock (Note 16)	$(1.16)	$(0.47)	$0.53
Diluted net income (loss) per share of Class A, B and C common stock (Note 16)	$(1.16)	$(0.47)	$0.52

Weighted average common shares outstanding Class A, B and C common stock
Basic	426,575	432,245	440,324
Diluted	426,575	432,245	451,011
See accompanying notes.

UNDER ARMOUR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended March 31,
	2026	2025	2024
Net income (loss)	$(495,643)	$(201,267)	$232,042
Other comprehensive income (loss):
Foreign currency translation adjustment	24,123	(28,618)	3,413
Unrealized gain (loss) on cash flow hedges, net of tax benefit (expense) of $6,119, $(5,819) and $1,802 for Fiscal 2026, 2025 and 2024, respectively.	(17,295)	11,943	(4,043)
Gain (loss) on intra-entity foreign currency transactions	5,548	(140)	(8,651)
Total other comprehensive income (loss)	12,376	(16,815)	(9,281)
Comprehensive income (loss)	$(483,267)	$(218,082)	$222,761
See accompanying notes.

UNDER ARMOUR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Class A Common Stock		Class B Convertible Common Stock		Class C Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of March 31, 2023	188,705	$63	34,450	$11	221,347	$73	$1,136,536	$897,306	$(67,842)	$1,966,147
Shares withheld for employee tax obligations on stock-based compensation arrangements	—	—	—	—	(807)	—	—	(6,163)	—	(6,163)
Excise tax on repurchases of common stock	—	—	—	—	—	—	(650)	—	—	(650)
Class C Common Stock repurchased	—	—	—	—	(10,685)	(3)	(223)	(74,774)	—	(75,000)
Issuance of Class A Common Stock, net of forfeitures	97	—	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	2,856	—	3,193	—	—	3,193
Stock-based compensation expense	—	—	—	—	—	—	42,998	—	—	42,998
Comprehensive income (loss)	—	—	—	—	—	—	—	232,042	(9,281)	222,761
Balance as of March 31, 2024	188,802	$63	34,450	$11	212,711	$70	$1,181,854	$1,048,411	$(77,123)	$2,153,286
Shares withheld for employee tax obligations on stock-based compensation arrangements	—	—	—	—	(1,425)	—	—	(9,686)	—	(9,686)
Excise tax on repurchases of common stock	—	—	—	—	—	—	(708)	—	—	(708)
Class C Common Stock repurchased	—	—	—	—	(12,776)	(4)	1,185	(91,181)	—	(90,000)
Issuance of Class A Common Stock, net of forfeitures	21	—	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	4,211	1	2,493	—	—	2,494
Stock-based compensation expense	—	—	—	—	—	—	52,974	—	—	52,974
Comprehensive income (loss)	—	—	—	—	—	—	—	(201,267)	(16,815)	(218,082)
Balance as of March 31, 2025	188,823	$63	34,450	$11	202,721	$67	$1,237,798	$746,277	$(93,938)	$1,890,278
Shares withheld for employee tax obligations on stock-based compensation arrangements	—	—	—	—	(1,386)	—	—	(8,284)	—	(8,284)
Excise tax on repurchases of common stock	—	—	—	—	—	—	(114)	—	—	(114)
Class C Common Stock repurchased	—	—	—	—	(5,176)	(2)	—	(24,998)	—	(25,000)
Issuance of Class A Common Stock, net of forfeitures	17	—	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	6,768	2	2,188	—	—	2,190
Reclass of equity award to liability	—	—	—	—	—	—	(7,068)	—	—	(7,068)
Stock-based compensation expense	—	—	—	—	—	—	45,625	—	—	45,625
Comprehensive income (loss)	—	—	—	—	—	—	—	(495,643)	12,376	(483,267)
Balance as of March 31, 2026	188,840	$63	34,450	$11	202,927	$67	$1,278,429	$217,352	$(81,562)	$1,414,360

See accompanying notes.

UNDER ARMOUR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended March 31,
	2026	2025	2024
Cash flows from operating activities
Net income (loss)	$(495,643)	$(201,267)	$232,042
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	109,623	135,804	142,590
Unrealized foreign currency exchange rate (gain) loss	8,485	(14,636)	16,080
Loss on disposal of property and equipment	4,508	6,373	1,623
Non-cash restructuring and impairment charges	105,293	53,765	6,179
Amortization of bond premium and debt issuance costs	2,854	2,319	2,034
Stock-based compensation	45,625	52,974	42,998
Deferred income taxes	243,364	(61,794)	(23,693)
Changes in reserves and allowances	(13,289)	4,409	13,612
Changes in operating assets and liabilities:
Accounts receivable	(1,076)	79,981	(3,906)
Inventories	39,309	10,941	216,484
Prepaid expenses and other assets	(31,818)	13,116	(29,060)
Other non-current assets	(90,002)	(41,777)	34,920
Accounts payable	5,928	(58,465)	(197,887)
Accrued expenses and other liabilities	10,463	(62,675)	(18,267)
Customer refund liabilities	(19,773)	6,805	(21,427)
Income taxes payable and receivable	1,061	14,808	(60,352)
Net cash provided by (used in) operating activities	(75,088)	(59,319)	353,970
Cash flows from investing activities
Purchases of property and equipment	(87,075)	(168,684)	(150,333)
Purchase of restricted investment	(601,235)	—	—
Sale of MyFitnessPal platform	—	50,000	45,000
Sale of MapMyFitness platform	—	8,000	—
Purchase of UNLESS COLLECTIVE, Inc, net of cash acquired	(500)	(8,120)	—
Purchase of equity method investment in ISC Sport	—	(7,546)	—
Net cash provided by (used in) investing activities	(688,810)	(126,350)	(105,333)
Cash flows from financing activities
Common stock repurchased	(25,000)	(90,000)	(75,000)
Proceeds from long-term debt and revolving credit facility	890,000	—	—
Repayment of long-term debt and revolving credit facility	(290,000)	(80,919)	—
Employee taxes paid for shares withheld for income taxes	(8,284)	(9,686)	(6,163)
Excise tax paid on repurchases of common stock	(743)	(628)	—
Proceeds from exercise of stock options and other stock issuances	2,190	2,494	3,193
Payments of debt financing costs	(7,535)	(2,067)	(720)
Net cash provided by (used in) financing activities	560,628	(180,806)	(78,690)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	280	4,609	(19,775)
Net increase (decrease) in cash, cash equivalents and restricted cash	(202,990)	(361,866)	150,172
Cash, cash equivalents and restricted cash
Beginning of period	515,051	876,917	726,745
End of period	$312,061	$515,051	$876,917

UNDER ARMOUR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended March 31,
	2026	2025	2024
Non-cash investing and financing activities
Accrual for property and equipment	$11,217	$25,225	$13,902
Other supplemental information
Cash paid (received) for income taxes, net of refunds	$41,870	$28,917	$83,133
Cash paid (received) for interest, net of capitalized interest	$34,008	$10,545	$4,428

Reconciliation of cash, cash equivalents and restricted cash	March 31, 2026	March 31, 2025	March 31, 2024
Cash and cash equivalents	$309,168	$501,361	$858,691
Restricted cash	2,893	13,690	18,226
Total cash, cash equivalents and restricted cash	$312,061	$515,051	$876,917

See accompanying notes.

UNDER ARMOUR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

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
Basis of Presentation
The accompanying Consolidated Financial Statements, which are presented in U.S. Dollars, include the accounts of Under Armour, Inc. and its wholly owned subsidiaries, and were prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Intercompany balances and transactions were eliminated upon consolidation. Throughout this Annual Report on Form 10-K, the term "Fiscal 2026" refers to the Company's fiscal year beginning on April 1, 2025 and ended March 31, 2026; the term "Fiscal 2025" refers to the Company's fiscal year beginning on April 1, 2024 and ended March 31, 2025; and the term "Fiscal 2024" refers to the Company's fiscal year beginning on April 1, 2023 and ended March 31, 2024.
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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS
Cash, Cash Equivalents and Restricted Cash
In accordance with Accounting Standards Codification ("ASC") Topic 305 "Cash and Cash Equivalents," the Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash and cash equivalents. The Company's restricted cash consists of cash collateral held for standby letters of credit and payments related to claims for its captive insurance program, which is included in prepaid expenses and other current assets on the Company's Consolidated Balance Sheets.
Concentration of Credit Risk
Financial instruments that subject the Company to significant concentration of credit risk consist primarily of accounts receivable. The majority of the Company's accounts receivable is due from large wholesale customers. As of March 31, 2026 and March 31, 2025, no single customer accounted for more than 10% of the Company's accounts receivable balance.

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
The allowance for doubtful accounts, which is recorded within accounts receivable, net on the Company's Consolidated Balance Sheets, is based on the Company's assessment of the collectability of customer accounts receivable. In accordance with ASC Topic 326 "Financial Instruments - Credit Losses," the Company makes ongoing estimates relating to the collectability of accounts receivable and records an allowance for estimated losses expected from the inability of its customers to make required payments. The Company establishes expected credit losses by evaluating historical levels of credit losses, current economic conditions that may affect a customer's ability to pay, and creditworthiness of significant customers. These inputs are used to determine a range of expected credit losses and an allowance is recorded within the range. Accounts receivable are written off when there is no reasonable expectation of recovery. The following table illustrates the activity in the Company's allowance for doubtful accounts, recorded within accounts receivable, net for the periods presented.

Allowance for doubtful accounts
Balance as of March 31, 2024	$14,994
Increase (decrease) to expense, net	4,136
Write-offs, net of recoveries	(2,110)
Balance as of March 31, 2025	$17,020
Increase (decrease) to expense, net	(3,363)
Write-offs, net of recoveries	(8,639)
Balance as of March 31, 2026	$5,018
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

Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets, as follows:

Years
Furniture, fixtures and displays, office equipment, software and plant equipment	3 to 10
Buildings and building improvements	10 to 40
Leasehold and tenant improvements	Shorter of the remaining lease term or related asset life

The Company periodically reviews its assets' estimated useful lives based upon actual experience and expected future utilization. A change in useful life is treated as a change in accounting estimate and is applied prospectively.
The Company capitalizes the cost of interest for long-term property and equipment projects based on the Company's weighted average borrowing rates in place while the projects are in progress. Capitalized interest was $6.5 million as of March 31, 2026 (March 31, 2025: $7.0 million).
Upon retirement or disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in selling, general and administrative expenses for that period. Major additions and betterments are capitalized to the asset accounts while maintenance and repairs are expensed as incurred.
Leases
The Company enters into operating leases domestically and internationally for certain warehouse space, office facilities, space for its Brand and Factory House stores, and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2038, excluding extensions at the Company's option, and include provisions for rental adjustments.
In accordance with ASC Topic 842 "Leases," the Company accounts for a contract as a lease when it has the right to direct the use of the asset for a period of time while obtaining substantially all of the asset's economic benefits. The Company determines the initial classification and measurement of its right-of-use ("ROU") assets and lease liabilities at the lease commencement date and thereafter if modified. ROU assets represent the Company's right to control the underlying assets under lease over the contractual term. ROU assets and lease liabilities are recognized on the Consolidated Balance Sheets based on the present value of future minimum lease payments to be made over the lease term. ROU assets and lease liabilities are established on the Company's Consolidated Balance Sheets for leases with an expected term greater than one year. ROU assets and lease liabilities are not recognized for leases with an expected term less than one year ("short-term lease") and the lease expense is recognized on a straight-line basis over the lease term.
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
Long-Lived and Definite-Lived Intangible Assets
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
During Fiscal 2026, the Company performed an impairment analysis on its long-lived assets, including retail stores at an individual store level, and determined that certain long-lived assets had net carrying values that exceeded their estimated undiscounted future cash flows. Accordingly, the Company estimated the fair values of these long-lived assets based on their discounted cash flows or market rent assessments and compared these estimated fair values to the net carrying values. The significant estimates used in the fair value methodology, which are based on Level 3 inputs, include expectations for future operations and projected cash flows, including net revenue, gross profit and operating expenses and market conditions, including estimated market rent. As a result, the Company recorded $2.1 million of long-lived asset impairment charges within selling, general and administrative expenses on the Consolidated Statements of Operations and as a reduction to the related asset balances on the Consolidated Balance Sheets. The long-lived asset impairment charges for Fiscal 2026 are included within the Company's operating segments as follows: $0.9 million recorded in North America and $1.2 million recorded in Asia-Pacific. Further, the Company recorded impairment charges of $18.7 million during Fiscal 2026 in connection with the 2025 restructuring plan, primarily relating to the previously disclosed decision to exit the Company's distribution facility in Rialto, California, which was recorded within restructuring charges on the Consolidated Statements of Operations. Refer to Note 11 to these Consolidated Financial Statements for additional details.
During Fiscal 2025, the Company recorded $8.8 million of long-lived asset impairment charges within selling, general and administrative expenses on the Consolidated Statements of Operations and as a reduction to the related asset balances on the Consolidated Balance Sheets. The long-lived asset impairment charges for Fiscal 2025 are included within the Company's operating segments as follows: $4.8 million recorded in North America, $2.7 million recorded in EMEA and $1.2 million recorded in Asia-Pacific. The Company also recognized an impairment charge of $28.4 million during Fiscal 2025 as a result of vacating its former global headquarters, which was recorded within selling, general and administrative expenses on the Consolidated Statements of Operations. Further, the Company recorded impairment charges of $8.6 million during Fiscal 2025 in connection with the 2025 restructuring plan, which was recorded within restructuring charges on the Consolidated Statements of Operations. Refer to Note 11 to these Consolidated Financial Statements for additional details.
During Fiscal 2024, the Company recorded $5.6 million of long-lived asset impairment charges within selling, general and administrative expenses on the Consolidated Statements of Operations and as a reduction to the related asset balances on the Consolidated Balance Sheets. The long-lived asset impairment charges for Fiscal 2024 are included within the Company's operating segments as follows: $3.6 million recorded in EMEA, $1.7 million recorded in North America and $0.3 million recorded in Asia-Pacific.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill and indefinite-lived intangible assets are recorded at their estimated fair values at the date of acquisition and are allocated to the reporting units that are expected to receive the related benefits. The Company’s reporting units generally align with its operating segments, however, North America consists of three reporting units, each of which qualifies as a component one level below the operating segment in accordance with ASC Topic 280 “Segment Reporting”. Refer to Note 5 to these Consolidated Financial Statements for the allocation of goodwill by operating segment. Goodwill and indefinite-lived intangible assets are not amortized and, in accordance with ASC Topic 350 "Intangibles - Goodwill and Other," are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that it is more likely than not that the fair value is less than its carrying amount. If indicators of impairment exist, the Company first performs a recoverability test on its long-lived assets and definite-lived intangible assets within each reporting unit. If an impairment of a long-lived asset or definite-lived intangible asset is identified, the carrying value of the respective reporting unit is reduced prior to performing a goodwill impairment test. Refer to “long-lived asset and definite-lived intangible assets” above for additional details on the Company’s annual recoverability assessment. The Company performs its annual impairment testing in the fourth quarter of each fiscal year.
In conducting an annual impairment test, the Company may review qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit or indefinite-lived intangible asset is less than its carrying amount, or it may choose to bypass the qualitative assessment and perform a quantitative impairment test.
When performing a qualitative assessment, the Company considers factors including, but not limited to, historical and expected future financial performance, macroeconomic conditions, industry trends and changes in the legal and regulatory environment. If these factors indicate that it is “more likely than not” that the carrying value of a reporting unit exceeds the fair value, the Company performs a quantitative impairment test.
When performing a quantitative impairment test, the Company compares the estimated fair value of the reporting unit or indefinite-live intangible asset with its carrying amount. If the carrying amount of a reporting unit or indefinite-lived intangible asset exceeds its fair value, the goodwill of the reporting unit or the indefinite-lived intangible asset is impaired to the extent that the carrying value exceeds the fair value.
The fair value of each reporting unit is estimated using the discounted cash flows model, under the income approach, which indicates the fair value of the reporting unit based on the present value of the cash flows that the Company expects the reporting unit to generate in the future. Key assumptions used in the discounted cash flow model include weighted average cost of capital, long-term growth rate and profitability of the reporting unit's business and working capital effects. The Company believes the key assumptions used in its annual impairment testing are reasonable. However, they involve estimates and require significant judgment, and therefore are inherently uncertain and subject to change in the future.
In Fiscal 2026, the Company performed a qualitative impairment assessment of its goodwill and concluded that there were no indications that the fair value of any reporting unit was more likely than not below its carrying value. Additionally, the Company continues to believe the fair value of each of its reporting units substantially exceeds its carrying value. Therefore, the Company did not proceed with a quantitative test and no goodwill impairments were recorded during Fiscal 2026.
In Fiscal 2025, the Company elected to bypass the qualitative assessment and performed a quantitative impairment test of its goodwill for all reporting units. The Company engaged a third party valuation specialist to assist with determining the fair value of its reporting units, which was estimated using a discounted cash flow model. Based on the results of the quantitative impairment test, the Company concluded that the estimated fair value of all reporting units substantially exceeded their carrying value and that no other potential events or circumstances were identified that indicated any reporting unit was a risk of impairment. Therefore, no goodwill impairments were recorded during Fiscal 2025.
The Company performed qualitative impairment assessment of its goodwill in Fiscal 2024 and concluded that it was more likely than not that the fair value of each reporting unit substantially exceeded its carrying value. Accordingly, the Company did not perform a quantitative impairment test and no goodwill impairments were recorded during Fiscal 2024.
No indefinite-lived intangible impairments were recorded during Fiscal 2026 or Fiscal 2025. During Fiscal 2024, the Company recorded an indefinite-lived intangible asset impairment charge of $0.6 million within selling, general and administrative expenses on the Consolidated Statements of Operations and as a reduction to the related asset balances on the Consolidated Balance Sheets. The indefinite lived intangible asset impairment charge for Fiscal 2024 is included within the Company's Latin America operating segment.
Accrued Expenses
Accrued expenses consisted of the following:

	As of March 31, 2026	As of March 31, 2025
Accrued compensation and benefits	$85,982	$108,202
Accrued marketing	29,269	49,395
Accrued royalties	4,626	6,708
Accrued taxes	22,558	26,308
Forward currency contract liabilities	28,109	7,831
Other	160,847	150,303
Total Accrued Expenses	$331,391	$348,747
Revenue Recognition
The Company recognizes revenue in accordance with ASC Topic 606 "Revenue from Contracts with Customers." Net revenues primarily consist of net sales of apparel, footwear and accessories, and license revenues.
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
Gift cards
Gift cards issued to customers by the Company are recorded as contract liabilities until they are redeemed, at which point revenue is recognized. The Company's process for estimating revenue recognized for gift card balances not expected to be redeemed (“breakage”) is based on historical gift card redemption data. To the extent that it does not have a legal obligation to remit the value of such unredeemed gift cards to the relevant jurisdiction as unclaimed or abandoned property, the Company recognizes gift card breakage at that time when the likelihood of the gift card being redeemed is remote.
Loyalty Program
The Company offers customer loyalty programs in which customers earn points based on purchases and other promotional activities that can be redeemed for discounts on future purchases or other rewards. A contract liability is estimated based on the standalone selling price of benefits earned by customers through the programs and the related redemption experience under the programs, net of estimated breakage. The value of each point earned is recorded as contract liabilities and is included within other current liabilities on the Consolidated Balance Sheets.
Licensing Arrangements
Revenue from the Company's licensing arrangements is recognized over time during the period that licensees are provided access to the Company's trademarks and benefit from such access through their sales of licensed products. These arrangements require licensees to pay a sales-based royalty, which for most arrangements may be subject to a contractually guaranteed minimum royalty amount. Payments are generally due quarterly. The Company recognizes revenue for sales-based royalty arrangements (including those for which the royalty exceeds any contractually guaranteed minimum royalty amount) as licensed products are sold by the licensee. If a sales-based royalty is not ultimately expected to exceed a contractually guaranteed minimum royalty amount, the minimum is recognized as revenue over the contractual period if all other criteria of revenue recognition have been met. This sales-based output measure of progress and pattern of recognition best represents the value transferred to the licensee over the term of the arrangement, as well as the amount of consideration that the Company is entitled to receive in exchange for providing access to its trademarks.
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
Shipping and Handling Costs
Shipping and handling fees that are charged to customers based on contractual terms are recorded in net revenues. Freight costs associated with shipping goods to customers are recorded as a component of cost of goods sold. Additionally, outbound handling costs associated with preparing goods to ship to customers and certain costs to operate the Company's distribution facilities are recorded as a component of selling, general and administrative expenses. For Fiscal 2026, outbound handling costs totaled $77.5 million (Fiscal 2025: $78.0 million; Fiscal 2024: $79.8 million).
Marketing and Advertising Costs
Marketing and advertising costs are charged to selling, general and administrative expenses. Advertising production costs are expensed the first time an advertisement related to such production costs is run. Media placement costs are expensed in the month during which the advertisement appears, and costs related to event sponsorships are expensed when the event occurs. In addition, marketing and advertising costs include sponsorship expenses. Accounting for sponsorship payments is based upon specific contract provisions and the payments are generally expensed uniformly over the term of the contract after recording expense related to specific performance incentives once they are deemed probable. Marketing and advertising costs, including amortization of in-store marketing fixtures and displays, was $502.3 million for Fiscal 2026 (Fiscal 2025: $549.9 million; Fiscal 2024: $568.5 million). As of March 31, 2026, prepaid marketing and advertising costs were $14.6 million (March 31, 2025: $23.8 million).
Income Taxes
In accordance with ASC Topic 740 "Income Taxes," ("Topic 740") income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settled. Deferred income tax assets are reduced by valuation allowances when necessary. The Company has made the policy election to record any liability associated with Global Intangible Low Tax Income ("GILTI") in the period in which it is incurred.
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
Topic 740 requires an evidence based approach when assessing the realizability of deferred tax assets and the need for valuation allowance reserves against those assets. Assessing whether deferred tax assets are realizable requires significant judgment. On a quarterly basis, the Company considers all available positive and negative evidence, including historical operating performance and expectations of future operating performance when assessing the need for valuation allowances. The ultimate realization of deferred tax assets is often dependent upon future taxable income and therefore can be uncertain. Topic 740 requires that if the weight of negative evidence is greater than positive evidence, a valuation allowance should be established, which increases income tax expense in the period when such a determination is made.
As previously disclosed, the Company has been actively monitoring potential detrimental impacts to the realizability of its U.S. federal deferred tax assets, including continued pressure of tariffs and pressure from the current global trade environment on forecasted short-term U.S. profitability. During Fiscal 2026, the Company expanded the 2025 restructuring plan and incurred additional litigation reserve expense related to previously disclosed insurance carrier litigation. These recent developments have caused the negative evidence to outweigh the positive evidence, and therefore, in accordance with Topic 740, the Company has recorded valuation allowances on all U.S. federal deferred tax assets as of March 31, 2026.
As of March 31, 2026, for the majority of the U.S. states and certain foreign taxing jurisdictions, the Company believes the weight of the negative evidence continues to outweigh the positive evidence regarding the realization of these deferred tax assets and has maintained valuation allowances against these assets.
During the period ended March 31, 2026, the Company achieved three-year cumulative taxable earnings in China. As a result of this significant positive evidence, the Company has released the valuation allowances recorded against its deferred tax assets in China.
Earnings Per Share
Basic earnings per common share is computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Any stock-based compensation awards that are determined to be participating securities, which are stock-based compensation awards that entitle the holders to receive dividends prior to vesting, are included in the calculation of basic earnings per share using the two class method. Diluted earnings per common share is computed by dividing net income available to common stockholders for the period by the diluted weighted average common shares outstanding during the period. Diluted earnings per share reflects the potential dilution from common shares issuable through stock options, warrants, restricted stock units, other equity awards and, prior to their maturity, the Company's 1.50% convertible senior notes due 2024. Refer to Note 16 to these Consolidated Financial Statements for a further discussion of earnings per share.
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
The following is a summary of the Company’s equity method investments:
•In November 2024, the Company invested $7.5 million in exchange for 29.5% common stock ownership in ISC Sport (ISC), an Australian custom teamwear company. For Fiscal 2026, the Company recorded its allocable share of ISC's net income of $0.2 million (Fiscal 2025: $0.2 million). As of March 31, 2026, the carrying value of the Company's investment in ISC was $7.2 million (March 31, 2025: $7.3 million).
•The Company has a common stock investment of 29.5% in its Japanese licensee. As of March 31, 2026 and 2025, there was no carrying value associated with this investment and therefore the Company did not record its allocable share of the Japanese licensee's net loss for Fiscal 2026 or Fiscal 2025. During Fiscal 2024, the Company recorded $(0.3) million of its allocable share of the Japanese licensee's net loss.
In connection with the license agreement with the Japanese licensee, the Company recorded license revenues of $26.3 million for Fiscal 2026 (Fiscal 2025: $26.4 million; Fiscal 2024: $34.8 million). As of March 31, 2026, the Company had $14.0 million in licensing receivables outstanding recorded in the prepaid expenses and other current assets line item within the Company's Consolidated Balance Sheets (March 31, 2025: $13.7 million).
•As part of the Company's acquisition of Triple Pte. Ltd., the Company assumed 49.5% of common stock ownership in UA Sports (Thailand) Co., Ltd. ("UA Sports Thailand"). For Fiscal 2026, the Company recorded its allocable share of UA Sports Thailand's net loss of $(0.4) million (Fiscal 2025: $0.4 million; Fiscal 2024:

$0.3 million). As of March 31, 2026, the carrying value of the Company's investment in UA Sports Thailand was $5.2 million (March 31, 2025: $5.3 million).
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with ASC Topic 718 "Compensation - Stock Compensation," which requires all stock-based compensation awards granted to be measured at fair value and recognized as an expense in the financial statements over the service period. Excess tax benefits related to stock-based compensation awards are reflected as operating cash flows. New shares of Class A Common Stock and Class C Common Stock are issued upon exercise of stock options, grant of restricted stock or share unit conversion. Refer to Note 12 to these Consolidated Financial Statements for further details on stock-based compensation.
The Company uses the Black-Scholes option-pricing model to estimate the fair market value of stock option awards. The "simplified method" is used to estimate the expected life of options, as permitted by accounting guidance. The "simplified method" calculates the expected life of a stock option equal to the time from grant to the midpoint between the vesting date and contractual term, taking into account all vesting tranches. The risk free interest rate is based on the yield for the U.S. Treasury bill with a maturity equal to the expected life of the stock option. Expected volatility is based on the Company's historical average. Compensation expense is recognized net of forfeitures on a straight-line basis over the total vesting period, which is the implied requisite service period.
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
Fair Value of Financial Instruments
The Company assesses fair value in accordance with ASC Topic 820 “Fair Value Measurement". Fair value is defined as the price that would be received to sell an asset or the exit price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. To determine fair value, the Company uses the fair value hierarchy, which establishes three levels based on the objectivity of the inputs as follows:

Level 1:	Observable inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.
Level 2:	Inputs, other than quoted prices in active markets included within level 1, that are directly or indirectly observable.
Level 3:	Unobservable inputs for which there is little or no market data and which require the reporting entity to develop its own assumptions.
The carrying amounts shown for the Company's cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short term maturity of those instruments. The estimated fair value of the Company's long term debt is based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (level 2). The carrying value of amounts outstanding on the Company's revolving credit facility approximates fair value due to the variable nature of interest rates and current market rates available to the Company. The carrying value of the Company's restricted investments approximates its fair value based on the nature of the investment being a short-term fixed income security. The fair value of a foreign currency contract is based on the net difference between the U.S. dollars to be received or paid at the contract's settlement date and the U.S. dollar value of the foreign currency to be sold or purchased at the current exchange rate. The fair value of an interest rate swap contract is based on the net difference between the fixed interest to be paid and variable interest to be received over the term of the contract based on current market rates.
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
Foreign Currency Translation and Transactions
The functional currency for each of the Company's wholly owned international subsidiaries is generally the applicable local currency. In accordance with ASC Topic 830 "Foreign Currency Matters," the translation of foreign currencies into U.S. dollars is performed for assets and liabilities using current foreign currency exchange rates in effect at the balance sheet date and for revenue and expense accounts using average foreign currency exchange rates during the period. Capital accounts are translated at historical foreign currency exchange rates. Translation gains and losses are included in stockholders' equity as a component of accumulated other comprehensive income. Adjustments that arise from foreign currency exchange rate changes on transactions, primarily driven by intercompany transactions, denominated in a currency other than the functional currency are included in other income (expense), net on the Consolidated Statements of Operations.
Recently Adopted Accounting Pronouncements
The Company assesses the applicability and impact of all Accounting Standards Updates ("ASUs") issued by the Financial Accounting Standards Board ("FASB"). The following ASUs were recently adopted:
Income Tax
In December 2023, the FASB issued ASU 2023-09 "Improvements to Income Tax Disclosures" ("ASU 2023-09"), which requires expanded income tax disclosures primarily related to an entity's effective tax rate reconciliation and income taxes paid. The Company adopted ASU 2023-09 during Fiscal 2026 on a prospective basis. The adoption expanded the Company's disclosures but did not impact its consolidated financial statements. Refer to Note 15 to these Consolidated Financial Statements for additional details.
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
Credit Losses
In July 2025, the FASB issued ASU 2025-05 "Financial Instruments - Credit Losses: Measurement of Credit Losses for Accounts Receivable and Contract Assets" ("ASU 2025-05"), which provides a practical expedient for the application of the current expected credit loss (“CECL”) model to current accounts receivable and contract assets. The Company adopted ASU 2025-05 effective April 1, 2026 on a prospective basis. The adoption is not expected to have a material impact on the Company's consolidated financial statements and related disclosures.
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

NOTE 3. PROPERTY AND EQUIPMENT

	March 31, 2026	March 31, 2025
Leasehold and tenant improvements	$430,441	$457,419
Furniture, fixtures and displays	187,291	307,258
Buildings and building improvements	271,638	271,888
Software	251,707	282,478
Office equipment	128,347	141,684
Plant equipment	148,828	190,169
Land	74,460	74,460
Construction in progress (1)	18,750	24,176
Other	13,513	19,391
Subtotal property and equipment	1,524,975	1,768,923
Accumulated depreciation	(926,022)	(1,123,776)
Property and equipment, net	$598,953	$645,147
(1) Construction in progress primarily includes costs incurred for leasehold improvements and in-store fixtures and displays not yet placed in use.
Depreciation expense related to property and equipment for Fiscal 2026 was $108.4 million (Fiscal 2025: $134.3 million; Fiscal 2024: $136.6 million).

NOTE 4. LEASES
The Company enters into operating leases domestically and internationally for certain warehouse space, office facilities, space for its Brand and Factory House stores, and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2038. Short-term lease payments were not material for the periods presented.
Lease Costs and Other Information
The Company recognizes lease expense on a straight-line basis over the lease term. There are no residual value guarantees that exist, and there are no restrictions or covenants imposed by leases. Operating and variable lease costs are included on the Company's Consolidated Statements of Operations within (i) selling, general and administrative expenses, (ii) restructuring charges, for certain operating and variable lease costs relating to restructured facilities; and (iii) other income (expense), for certain operating and variable lease costs relating to lease assets held for sublet purposes and other non-operational facilities. The following table presents total operating and variable lease costs for the periods indicated:

	Year Ended March 31,
	2026	2025	2024
Operating lease costs	$152,208	$162,125	$151,035
Variable lease costs	$84,295	$89,964	$82,389
The Company subleases certain excess office facilities, retail space and warehouse space to third parties. Sublease income for Fiscal 2026 was $11.4 million (Fiscal 2025: $9.4 million). Sublease income for Fiscal 2024 was not material.
The weighted average remaining lease term and discount rate for the periods indicated below were as follows:

	March 31, 2026	March 31, 2025
Weighted average remaining lease term (in years)	6.38	7.13
Weighted average discount rate	4.85%	4.88%
Supplemental Cash Flow Information
The following table presents supplemental information relating to cash flow arising from lease transactions:

	Year Ended March 31,
	2026	2025	2024
Operating cash outflows from operating leases	$181,155	$183,862	$180,319
Leased assets obtained in exchange for new operating lease liabilities	$136,587	$78,544	$57,962
Maturity of Lease Liabilities
The following table presents the future minimum lease payments under the Company's operating lease liabilities as of March 31, 2026:

Fiscal year ending March 31,
2027	$183,467
2028	164,022
2029	123,348
2030	97,116
2031	68,016
2032 and thereafter	227,701
Total lease payments	$863,670
Less: Interest	114,481
Total present value of lease liabilities	$749,189

As of March 31, 2026, the Company has additional operating lease obligations that have not yet commenced of approximately $17.0 million, which are not reflected in the table above. During Fiscal 2026, as part of the 2025 restructuring plan as defined below (refer to Note 11), the Company terminated a previously disclosed contract assessed as containing a lease that had not yet commenced.

NOTE 5. GOODWILL
The following table summarizes changes in the carrying amount of the Company's goodwill by reportable segment as of the periods indicated:

	North America	EMEA	Asia-Pacific	Total
Balance as of March 31, 2024	$301,371	$101,958	$74,973	$478,302
Purchase of UNLESS COLLECTIVE, Inc	8,116	—	—	8,116
Effect of currency translation adjustment	—	1,097	117	1,214
Balance as of March 31, 2025	309,487	103,055	75,090	487,632
Effect of currency translation adjustment	—	4,146	990	5,136
Balance as of March 31, 2026	$309,487	$107,201	$76,080	$492,768

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
The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by the supplier’s decision to finance amounts under these arrangements. As such, the outstanding payment obligations under the Company’s supply chain financing program are included within accounts payable on the Consolidated Balance Sheets and within operating activities on the Consolidated Statement of Cash Flows. The following table illustrates the activity and the outstanding payment obligations under the Company's program.

Total Payment Obligations
Balance as of March 31, 2024	$159,381
Invoices confirmed during the period	939,443
Confirmed invoices paid during the period	(955,043)
Balance as of March 31, 2025	$143,781
Invoices confirmed during the period	971,200
Confirmed invoices paid during the period	(961,886)
Balance as of March 31, 2026	$153,095

NOTE 7. CREDIT FACILITY AND OTHER LONG-TERM DEBT

	March 31, 2026	March 31, 2025
Credit Facility	$200,000	$—
3.25% Senior Notes due 2026	600,000	600,000
7.25% Senior Notes due 2030	400,000	—
Total principal payments due	1,200,000	600,000

Unamortized debt discount on Senior Notes due 2026	(53)	(307)
Unamortized debt issuance costs - Credit facility	(4,435)	(3,917)
Unamortized debt issuance costs - Senior Notes due 2026	(112)	(651)
Unamortized debt issuance costs - Senior Notes due 2030	(4,956)	—
Total amount outstanding	1,190,444	595,125
Less:
Current portion of long-term debt:
3.25% Senior Notes due 2026	600,000	—
Unamortized debt discount on Senior Notes due 2026	(53)	—
Unamortized debt issuance costs - Senior Notes due 2026	(112)	—
Total current portion of long-term debt	599,835	—

Non-current portion of long-term debt	$590,609	$595,125
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
During Fiscal 2026, the Company borrowed $490 million and made repayments of $290 million under the revolving credit facility. As of March 31, 2026, $200 million remained outstanding at a weighted average interest rate of 4.83%. No amounts were outstanding under the revolving credit facility as of March 31, 2025.
At the Company's request and a lender's consent, commitments under the amended credit agreement may be increased by up to an amount equal to (x) the greater of (i) $400.0 million and (ii) 100% of consolidated EBITDA plus (y) an unlimited amount so long as, after giving effect to the relevant increase, the secured leverage ratio (calculated as set forth in the amended credit agreement) does not exceed 2.50 to 1.00 in aggregate, subject to certain conditions as set forth in the amended credit agreement. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time the Company seeks to incur such borrowings.
Up to $50.0 million of the facility may be used for the issuance of letters of credit. As of March 31, 2026, $45.5 million of letters of credit were outstanding (March 31, 2025: $45.7 million).
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
The Company is also required to maintain a ratio of consolidated EBITDA to consolidated interest expense of not less than 3.50 to 1.00 (the "interest coverage covenant") and the Company is not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.00, or, at the election of the Company during a fiscal quarter in which a permitted acquisition with a cash purchase price exceeding $100.0 million is consummated, 3.75 to 1.00 (the "leverage covenant"), as described in more detail in the amended credit agreement. The amended credit agreement excludes from the definition of indebtedness any indebtedness that has been defeased, satisfied and discharged and/or redeemed and to adjust the amount of interest expense included in the interest coverage covenant to exclude interest accruing on defeased debt. As such, the Senior Notes due 2026, including related interest, have been excluded. The Company was in compliance with the applicable covenants as of March 31, 2026.
In addition, the amended credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the amended credit agreement, will be considered an event of default under the amended credit agreement.
Borrowings under the amended credit agreement bear interest at a rate per annum equal to, at the Company's option, either (a) an alternate base rate (for borrowings in U.S. dollars), (b) a term rate (for borrowings in U.S. dollars, Euro or Japanese Yen) or (c) a "risk free" rate (for borrowings in U.S. dollars or Pounds Sterling), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the "pricing grid") based on the leverage ratio of consolidated total indebtedness to consolidated EBITDA and ranges between 1.00% to 1.75% (or, in the case of alternate base loans, 0.00% to 0.75%). The Company will also pay a commitment fee determined in accordance with the pricing grid on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of March 31, 2026, the commitment fee was 17.5 basis points.
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
Holders of the Senior Notes due 2026 will receive payment of principal on the scheduled maturity date and payment of interest at the per annum rate on the dates set forth in the Indenture. Accordingly, the satisfaction and discharge represents an in-substance defeasance (as defined under ASC Topic 405 "Liabilities"). Therefore, the Senior Notes due 2026 remain on the Company’s Consolidated Balance Sheets as of March 31, 2026 and will continue to accrete to their par value over the period until maturity in June 2026. Additionally, the related trust assets are included in restricted investments on the Company’s Consolidated Balance Sheets as of March 31, 2026.
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
The indenture governing the Senior Notes due 2030 contains negative covenants that limit the Company's and certain of its subsidiaries' ability to engage in certain transactions, including the Company's ability to create or incur certain liens and engage in sale leaseback transactions, and are subject to material exceptions described in the indenture governing the Senior Notes due 2030. The Company's debt securities further include provisions which may require us to repurchase our debt securities at a premium upon certain change of control events.
The Company incurred and deferred $5.8 million in financing costs in connection with the Senior Notes due 2030.
Interest Expense
Interest expense, which includes amortization of deferred financing costs, bank fees, capitalized interest for long term property and equipment projects and interest expense under the credit and other long-term debt facilities, including defeased debt, was $52.9 million for Fiscal 2026 (Fiscal 2025: $24.6 million; Fiscal 2024: $22.8 million).
Maturity of Long-Term Debt
The following are the scheduled maturities of long-term debt as of March 31, 2026:

Fiscal year ending March 31,
2027	$600,000
2028	—
2029	—
2030	—
2031	600,000
2032 and thereafter	—
Total scheduled maturities of long-term debt	$1,200,000
The Company monitors the financial health and stability of its lenders under the credit and other long-term debt facilities, however during any period of significant instability in the credit markets, lenders could be negatively impacted in their ability to perform under these facilities.

NOTE 8. COMMITMENTS AND CONTINGENCIES
Sports Marketing and Other Commitments
Within the normal course of business, the Company enters into contractual commitments in order to promote the Company’s brand and products. These commitments include sponsorship agreements with teams and athletes on the collegiate and professional levels, athletic event sponsorships and other marketing commitments. The following is a schedule of the Company’s future minimum payments under its sponsorship and other marketing agreements as of March 31, 2026:

Fiscal year ending March 31,
2027	$65,584
2028	49,893
2029	41,611
2030	32,321
2031	26,638
2032 and thereafter	32,750
Total future minimum sponsorship and other payments	$248,797
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
Contingencies
In accordance with ASC Topic 450 “Contingencies” (“Topic 450”), the Company establishes accruals for contingencies when (i) the Company believes it is probable that a loss will be incurred and (ii) the amount of the loss can be reasonably estimated. If the reasonable estimate is a range, the Company will accrue the best estimate in that range; where no best estimate can be determined, the Company will accrue the minimum. Legal proceedings and other contingencies for which no accrual has been established are disclosed to the extent required by Topic 450.
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
In connection with previously disclosed and now concluded matters, including a consolidated securities class action (the "Consolidated Securities Action"), shareholder derivative lawsuits and government investigations, the Company provided notice of claims under multiple director and officer liability insurance policy periods. While the Company’s director and officer insurance carriers from each policy period have funded a portion of the payment in connection with the previously disclosed settlement of the Consolidated Securities Action, the Company remains in litigation with certain of its insurance carriers regarding coverage with respect to one of these policy periods. On January 20, 2026, the U.S. Court of Appeals for the Fourth Circuit issued a decision requiring the Company to repay $90 million of insurance proceeds previously funded by the insurance carriers for the settlement amount and defense costs from the Consolidated Securities Action. The Company filed a petition for rehearing, which was denied. The case has been remanded to the U.S. District Court for the District of Maryland for further proceedings, including ruling on the insurance carriers' claim for prejudgment interest on the $90 million of insurance proceeds. During Fiscal 2026, the Company recorded an accrual of $98.5 million in respect of these legal proceeding contingencies within accrued expenses on the Consolidated Balance Sheets, of which $90 million was paid during the same period. Briefing on the issue of prejudgment interest commenced on May 8, 2026 and is scheduled to conclude on May 27, 2026. The timing of resolution is unknown and the amount of loss ultimately incurred may be different than the amount accrued.
On February 20, 2026, the U.S. Supreme Court issued a ruling, which invalidated certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). The U.S. Supreme Court ruling did not address refunds, creating uncertainty regarding the potential recovery of tariffs previously paid under IEEPA. As of March 31, 2026, the Company has not recognized an asset related to any potential refunds. However, during

Fiscal 2026, the Company recognized approximately $70 million of expense relating to these tariffs within cost of goods sold on the Consolidated Statement of Operations.
In April 2026, the IEEPA refund process was launched and as a result the Company has started evaluating and, where appropriate, pursuing potential reimbursement of certain IEEPA tariffs previously paid. The timing and amount of recovery ultimately received remain uncertain and are dependent on regulatory and administrative processes outside our control. The Company will continue to evaluate as new information becomes available.

NOTE 9. STOCKHOLDERS' EQUITY
The Company's Class A Common Stock and Class B Convertible Common Stock have an authorized number of 400.0 million shares and 34.45 million shares, respectively, and each have a par value of $0.0003 1/3 per share as of March 31, 2026. Holders of Class A Common Stock and Class B Convertible Common Stock have identical rights, including liquidation preferences, except that the holders of Class A Common Stock are entitled to one vote per share and holders of Class B Convertible Common Stock are entitled to 10 votes per share on all matters submitted to a stockholder vote. Class B Convertible Common Stock may only be held by Kevin Plank, the Company's founder, President and Chief Executive Officer, or a related party of Mr. Plank, as defined in the Company's charter. As a result, Mr. Plank has a majority voting control over the Company. Upon the transfer of shares of Class B Convertible Common Stock to a person other than Mr. Plank or a related party of Mr. Plank, the shares automatically convert into shares of Class A Common Stock on a one-for-one basis. In addition, all of the outstanding shares of Class B Convertible Common Stock will automatically convert into shares of Class A Common Stock on a one-for-one basis upon the death or disability of Mr. Plank or on the record date for any stockholders' meeting upon which the shares of Class A Common Stock and Class B Convertible Common Stock beneficially owned by Mr. Plank is less than 15% of the total shares of Class A Common Stock and Class B Convertible Common Stock outstanding or upon the other events specified in the Class C Articles Supplementary to the Company's charter as documented below. Holders of the Company's common stock are entitled to receive dividends when and if authorized and declared out of assets legally available for the payment of dividends.
The Company's Class C Common Stock has an authorized number of 400.0 million shares and has a par value of $0.0003 1/3 per share as of March 31, 2026. The terms of the Class C Common Stock are substantially identical to those of the Company's Class A Common Stock, except that the Class C Common Stock has no voting rights (except in limited circumstances), will automatically convert into Class A Common Stock under certain circumstances and includes provisions intended to ensure equal treatment of Class C Common Stock and Class B Convertible Common Stock in certain corporate transactions, such as mergers, consolidations, statutory share exchanges, conversions or negotiated tender offers, and including consideration incidental to these transactions.
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
During Fiscal 2026, under the above authorization, the Company repurchased $25 million of Class C Common Stock and received a total of 5.2 million shares, which were immediately retired. The shares of Class C Common Stock were repurchased in the open market at prevailing market prices under a plan designed to comply with Rule 10b5-1 and Rule 10b-18 under the Securities and Exchange Act of 1934, as amended, with the timing and actual number of shares repurchased depending upon market conditions and other factors. As a result, $25.0 million was recorded to retained earnings to reflect the difference between the market price of the Class C Common Stock repurchased and its par value.
During Fiscal 2025, under the above authorization, the Company repurchased $90 million of Class C Common Stock through accelerated share repurchase transactions and received a total of 12.8 million shares, which were immediately retired. As a result, $91.2 million was recorded to retained earnings to reflect the difference between the market price of the Class C Common Stock repurchased and its par value.

As of the date of this Annual Report on Form 10-K, the Company has repurchased a total of $115 million or 18.0 million outstanding shares of its Class C Common Stock, leaving approximately $385 million remaining under its current share repurchase program.
During Fiscal 2024, under the Company's previously approved $500 million share repurchase program which was completed in December 2023, the Company repurchased $75 million of Class C Common Stock and received 10.7 million shares, which were immediately retired. As a result, $74.8 million was recorded to retained earnings during Fiscal 2024 to reflect the difference between the market price of the Class C Common Stock repurchased and its par value.

NOTE 10. REVENUES
The following tables summarize the Company's net revenues, disaggregated by product category and distribution channels:

	Year Ended March 31,
	2026	2025	2024
Net revenues by product category:
Apparel	$3,395,053	$3,451,414	$3,789,016
Footwear	1,076,383	1,206,202	1,383,610
Accessories	414,466	410,860	405,715
Net Sales	4,885,902	5,068,476	5,578,341
License revenues	107,353	94,590	111,241
Corporate Other	(26,885)	1,244	12,297
Total net revenues	$4,966,370	$5,164,310	$5,701,879

Net revenues by distribution channel:
Wholesale	$2,831,787	$2,978,869	$3,243,187
Direct-to-consumer	2,054,115	2,089,607	2,335,154
Net Sales	4,885,902	5,068,476	5,578,341
License revenues	107,353	94,590	111,241
Corporate Other	(26,885)	1,244	12,297
Total net revenues	$4,966,370	$5,164,310	$5,701,879

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

	March 31, 2026	March 31, 2025
Customer refund liability	$126,097	$146,021
Inventory associated with reserves for sales returns	$28,537	$33,609
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
The following table summarizes the change in the contract liabilities balance during the periods presented, which primarily results from the timing differences between the Company's satisfaction of performance obligations and the customer's payment.

Total Contract Liabilities
Balance as of March 31, 2024	$26,322
Revenues deferred	69,176
Revenues recognized (1)(3)	(58,971)
Foreign exchange and other	(2,185)
Balance as of March 31, 2025	$34,342
Revenues deferred	77,450
Revenues recognized (2)(3)	(82,114)
Foreign exchange and other	(930)
Balance as of March 31, 2026	$28,748
(1) Includes approximately $8.3 million of revenue from gift cards, including breakage, and subscription revenues that were previously included in contract liabilities as of March 31, 2024.
(2) Includes approximately $13.4 million of revenue from gift cards, including breakage, that were previously included in contract liabilities as of March 31, 2025.
(3) Loyalty points are not separately identifiable and therefore revenues recognized from the redemption of loyalty points consists of both points that were included in the liability balance at the beginning of the period and those that were issued during the period.

NOTE 11. RESTRUCTURING AND RELATED CHARGES
During Fiscal 2025, the Company's Board of Directors approved a restructuring plan (the "2025 restructuring plan"), designed to strengthen and support the Company's financial and operational efficiencies. On May 11, 2026, the Company's Board of Directors approved an increase of up to $50 million of additional charges, resulting in a total restructuring plan of approximately $305 million, including:
•Up to $139 million in cash charges, including approximately $46 million in employee severance and benefits costs and $93 million related to various transformational initiatives; and
•Up to $166 million in non-cash charges, including approximately $7 million in employee severance and benefits costs, and $159 million in contract terminations, facility, software, and other asset-related charges and impairments.
As of March 31, 2026, the Company has recorded $260.7 million of restructuring and related charges under the 2025 restructuring plan. The 2025 restructuring plan is now expected to be substantially complete by December 31, 2026.
Restructuring and related charges are excluded from the Company's segment profitability measures. The Company reports restructuring and related charges within Corporate Other, which is designed to provide increased transparency and comparability of operating segments' performance.
For Fiscal 2026, the restructuring and related charges included $152.6 million relating to North America, $10.4 million relating to Asia-Pacific, $6.4 million relating to EMEA and $2.1 million relating to Latin America.
For Fiscal 2025, the restructuring and related charges included $75.9 million relating to North America, $12.1 million relating to EMEA, and $6.4 million relating to Asia-Pacific. These charges were offset by a net gain of $5.3 million from the sale of the MapMyFitness platform, relating to the Corporate Other non-operating segment.

The following table summarizes the costs recorded during the periods indicated in connection with the 2025 restructuring plan:

	Year Ended March 31,		Estimated Restructuring and Related Charges
	2026	2025	Remaining to be incurred	Total to be incurred
Costs recorded in cost of goods sold:
Inventory-related costs(1)	$13,193	$—
Total costs recorded in cost of goods sold	$13,193	$—	$—	$13,193
Costs recorded in restructuring charges:
Employee-related costs	$9,081	$14,767
Facility-related costs(2)	35,938	25,495
Other restructuring costs(3)	82,700	17,707
Total costs recorded in restructuring charges	$127,719	$57,969	$34,045	$219,733
Costs recorded in selling, general and administrative expenses:
Employee-related costs	$5,639	$9,460
Other transformation initiatives	24,956	21,733
Total costs recorded in selling, general and administrative expenses	$30,595	$31,193	$10,286	$72,074
Total restructuring and related charges	$171,507	$89,162	$44,331	$305,000
(1) Inventory-related costs for Fiscal 2026 include non-cash inventory reserves relating to the separation of the Curry Brand.
(2) Facility-related costs for Fiscal 2026 include an impairment charge of $15.9 million relating to the previously disclosed decision to exit the Company's distribution facility in Rialto, California.
(3) Other restructuring costs for Fiscal 2026 include $69.7 million of non-cash contract termination costs, primarily relating to the separation of the Curry Brand.

Restructuring and related charges and recoveries require the Company to make certain judgments and estimates regarding the amount and timing as to when these charges or recoveries occur. The estimated liability could change subsequent to its recognition, requiring adjustments to the expense and the liability recorded. The restructuring reserve is recorded within current liabilities on the Consolidated Balance Sheets. On a quarterly basis, the Company conducts an evaluation of the related liabilities and expenses and revises its assumptions and estimates as appropriate, as new or updated information becomes available.
A summary of the activity in the restructuring reserve related to the Company's 2025 restructuring plan for Fiscal 2026 is as follows:

	Employee-Related Costs	Facility-Related Costs	Other Restructuring Related Costs	Total
Balance as of March 31, 2025	$3,935	$712	$10,698	$15,345
Net additions (recoveries) charged to expense (1)	9,081	6,493	12,892	28,466
Cash payments	(12,284)	(6,652)	(21,670)	(40,606)
Foreign exchange and other	(11)	(2)	(34)	(47)
Balance as of March 31, 2026	$721	$551	$1,886	$3,158
(1) Amounts exclude $29.4 million of non-cash facility-related charges and $83.0 million of non-cash other restructuring-related charges recorded during Fiscal 2026.

NOTE 12. STOCK-BASED COMPENSATION
The Under Armour, Inc. Fourth Amended and Restated 2005 Omnibus Long-Term Incentive Plan as amended (the "2005 Plan") provides for the issuance of stock options, restricted stock, restricted stock units and other equity awards to officers, directors, key employees and other persons. The 2005 Plan terminates in 2033. As of March 31, 2026, 8.4 million Class A shares and 19.5 million Class C shares are available for future grants of awards under the 2005 Plan.
Awards Granted to Employees and Non-Employee Directors
Total stock-based compensation expense associated with awards granted to employees and non-employee directors for Fiscal 2026 was $41.7 million (Fiscal 2025: $46.8 million; Fiscal 2024: $36.9 million). The related tax benefits, excluding consideration of valuation allowances, were $7.2 million for Fiscal 2026 (Fiscal 2025: $8.0 million; Fiscal 2024: $6.6 million). The valuation allowances associated with these benefits were $7.2 million for Fiscal 2026 (Fiscal 2025: $1.4 million; Fiscal 2024: $1.2 million). As of March 31, 2026, the Company had $61.2 million of unrecognized compensation expense related to these awards expected to be recognized over a weighted average period of 2.01 years. The unrecognized expense does not include any expense related to performance-based restricted stock unit awards for which the performance targets have been deemed improbable as of March 31, 2026. Refer to "Stock Options" and "Restricted Stock and Restricted Stock Unit Awards" below for further information on these awards.
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
The receipt of the shares otherwise deliverable upon vesting of the restricted stock units automatically defers into deferred stock units under the DSU Plan. Under the DSU Plan each deferred stock unit represents the Company’s obligation to issue one share of the Company's Class A or Class C Common Stock with the shares delivered six months following the termination of the director's service. The Company had 1.2 million deferred stock units outstanding as of March 31, 2026.
Employee Stock Purchase Plan
The Company's Employee Stock Purchase Plans (the "ESPPs") allow for the purchase of Class A Common Stock and Class C Common Stock by all eligible employees at a 15% discount from fair market value subject to certain limits as defined in the ESPPs. As of March 31, 2026, the Company had 2.7 million Class A shares and 1.7 million Class C shares available for future purchases under the ESPPs. During Fiscal 2026, 0.5 million Class C shares were purchased under the ESPPs (Fiscal 2025: 0.4 million; Fiscal 2024: 0.5 million).
Awards granted to Certain Marketing and Other Partners
In addition to the plans discussed above, the Company may also, from time to time, issue deferred stock units or restricted stock units to certain marketing and other partners in connection with their entering into endorsement or other service agreements with the Company. The terms of each agreement set forth the number of units to be granted and the delivery dates for the shares, which range over a multi-year period, depending on the contract. Total stock-based compensation expense related to these awards for Fiscal 2026 was $4.2 million (Fiscal 2025: $7.4 million; Fiscal 2024: $8.9 million). As of March 31, 2026, the Company had $1.2 million of unrecognized compensation expense associated with these awards expected to be recognized over a weighted average period of 1.36 years.
During Fiscal 2026, the Company modified certain equity-classified restricted stock unit awards to allow settlement in cash. As a result, $7.1 million, which represented the fair value of the restricted stock units, was reclassified from additional paid in capital to current liabilities and was settled in cash during the period.

Summary by Award Classification:
Stock Options
A summary of the Company's stock options activity for Fiscal 2026 is presented below:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value
Outstanding as of March 31, 2025	1,356	$16.68	3.31	$—
Granted, at fair market value	1,220	6.88	9.78
Exercised	—	—	—
Forfeited or expired	—	—	—
Outstanding as of March 31, 2026	2,576	$12.04	5.84	$—
Exercisable as of March 31, 2026	1,356	$16.68	2.31	$—
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
The following table summarizes the weighted-average fair value of options granted and weighted-average assumptions used. No options were granted during Fiscal 2025.

Fiscal 2026
Weighted-average fair value of options granted	$3.70
Weighted-average assumptions used:
Expected volatility	52.5%
Expected dividend yield	0.0%
Expected life	6.03 years
Risk-free rate	3.77%
Exercise price	$6.88

Restricted Stock and Restricted Stock Unit Awards
A summary of the Company's restricted stock and restricted stock unit awards activity for Fiscal 2026 is presented below:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2025	22,976	$7.58
Granted	9,619	6.09
Forfeited(1)	(9,255)	8.19
Vested	(6,410)	8.30
Outstanding as of March 31, 2026	16,930	$6.50
(1) Includes 0.5 million of performance-based restricted stock units awarded to certain executives and key employees under the 2005 Plan during Fiscal 2023, which have been fully forfeited due to the failure to meet the financial performance conditions.

The awards outstanding as of March 31, 2026 in the table above includes the following performance-based restricted stock units that were awarded to certain executives and key employees under the 2005 Plan:
•2.0 million of performance-based restricted stock unit awards with market conditions that were awarded to the Company's President and CEO under the 2005 Plan during Fiscal 2026. These awards have a weighted average fair value of $4.52 and have vesting that is tied to the achievement of certain stock price targets for the Company's Class C Common Stock. The fair value of these awards was determined on the grant date using a Monte Carlo simulation model.
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
•0.6 million performance-based restricted stock units, granted during Fiscal 2025, with a weighted average fair value of $6.86. The financial performance conditions, which included certain Fiscal 2025 annual revenue and operating income targets, were achieved.
•0.8 million performance-based restricted stock units, granted during Fiscal 2024, with a weighted average fair value of $6.94. These awards have financial performance conditions with vesting that is tied to the achievement of certain revenue and operating income targets. As of March 31, 2026, the Company continued to deem the achievement of the targets for these awards to be improbable and as such, no stock-based compensation expense was recorded during Fiscal 2026.

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

	March 31, 2026			March 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative foreign currency contracts (Note 14)	$—	$(10,692)	$—	$—	$192	$—
Deferred Compensation Plan obligations	$—	$(17,510)	$—	$—	$(16,830)	$—
TOLI policies held by the Rabbi Trust	$—	$10,128	$—	$—	$8,726	$—
Fair values of the financial assets and liabilities listed above are determined using inputs that use as their basis readily observable market data that are actively quoted and are validated through external sources, including third-party pricing services and brokers. The foreign currency contracts represent unrealized gains and losses on derivative contracts, which is the net difference between the U.S. dollar value to be received or paid at the contract's settlement date and the U.S. dollar value of the foreign currency to be sold or purchased at the current market exchange rate.

The Company offers the Under Armour, Inc. Deferred Compensation Plan (the "Deferred Compensation Plan") which allows a select group of management or highly compensated employees, as approved by the Human Capital and Compensation Committee of the Board of Directors, to make an annual base salary and/or bonus deferral for each year. The Deferred Compensation Plan obligations are included in other long-term liabilities on the Consolidated Balance Sheets.
The Company established a Rabbi Trust to fund obligations to participants in the Deferred Compensation Plan. The assets held in the Rabbi Trust, which are trust owned life insurance ("TOLI") policies, are consolidated and are included in other long-term assets on the Consolidated Balance Sheets. The fair value of the TOLI policies are based on the cash-surrender value of the life insurance policies, which are invested primarily in mutual funds and a separately managed fixed income fund. These investments are initially made in the same funds and purchased in substantially the same amounts as the selected investments of participants in the Deferred Compensation Plan, which represent the underlying liabilities to participants. Liabilities under the Deferred Compensation Plan are recorded at amounts due to participants, based on the fair value of participants' selected investments.
Fair value of Restricted Investments
The Company holds restricted investments in U.S. dollar-denominated non-callable government securities, consisting of United States Treasury Bills, which were irrevocably transferred to an escrow trust account to satisfy and discharge the Company’s Senior Notes due 2026. The assets in the escrow trust account may not be used for any purpose other than to satisfy the remaining interest payments and repay the principal amount of the Senior Notes due 2026. Investment returns on those trust assets are for the account of the Company (after satisfaction of all amounts payable in connection with the Senior Notes due 2026). These investments, which are included within restricted investments on the Consolidated Balance Sheets, are not remeasured to fair value since its carrying value approximates fair value based on the nature of the investment being a short-term fixed income security. The Company recorded $13.9 million of interest income relating to these investments during Fiscal 2026. As of March 31, 2026, the carrying value was $605.4 million.
The Company also holds certain restricted investments relating to its captive insurance program, which are measured at fair value using level 2 inputs. The fair value of these investments, which are included in other current assets and other long-term assets on the Consolidated Balance Sheets, was $10.8 million as of March 31, 2026.
Fair value of Long-Term Debt
The estimated fair value of the Company's long-term debt is based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2). As of March 31, 2026, the estimated fair value of the Company's Senior Notes was $1,002.6 million (March 31, 2025: $583.9 million). The carrying value of amounts outstanding on the Company's revolving credit facility approximates fair value due to the variable nature of interest rates and current market rates available to the Company.
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

The Company's foreign exchange risk management program consists of designated cash flow hedges and undesignated hedges. As of March 31, 2026, the Company has hedge instruments primarily for British Pound/U.S. Dollar, Euro/U.S. Dollar, U.S. Dollar/Chinese Renminbi, U.S. Dollar/Mexican Peso, U.S. Dollar/Canadian Dollar, U.S. Dollar/Japanese Yen, and U.S. Dollar/South Korean Won currency pairs.
All derivatives are recognized on the Consolidated Balance Sheets at fair value and are classified based on the instrument's maturity date.
The following table presents the fair value of the Company's foreign currency contracts within the respective line items on the Consolidated Balance Sheets. Refer to Note 13 to these Consolidated Financial Statements for a discussion of the fair value measurements.

	March 31, 2026	March 31, 2025
Derivatives designated as hedging instruments
Prepaid expenses and other current assets, net	$11,120	$13,137
Other long-term assets	7,239	507
Total derivative assets designated as hedging instruments	$18,359	$13,644

Other current liabilities	$27,947	$6,359
Other long-term liabilities	2,378	5,581
Total derivative liabilities designated as hedging instruments	$30,325	$11,940

Derivatives not designated as hedging instruments
Prepaid expenses and other current assets, net	$1,436	$78
Total derivative assets not designated as hedging instruments	$1,436	$78

Other current liabilities	$162	$1,590
Total derivative liabilities not designated as hedging instruments	$162	$1,590

The following table presents the amounts included on the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items:

	Year Ended March 31,
	2026		2025		2024
	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Net revenues	$4,966,370	$(24,251)	$5,164,310	$(1,354)	$5,701,879	$7,652
Cost of goods sold	2,707,512	7,606	2,689,566	1,222	3,071,626	(4,355)
Interest income (expense), net	(30,288)	(37)	(6,115)	(36)	268	(36)
Other income (expense), net	(7,276)	—	(13,431)	—	32,055	—

The following tables present the amounts affecting the Consolidated Statements of Comprehensive Income (Loss) from derivatives designated as cash flow hedges:

	Balance as of March 31, 2025	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of March 31, 2026
Foreign currency contracts	$7,081	$(40,096)	$(16,645)	$(16,370)
Interest rate swaps	(386)	—	(37)	(349)
Total designated as cash flow hedges	$6,695	$(40,096)	$(16,682)	$(16,719)

	Balance as of March 31, 2024	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of March 31, 2025
Foreign currency contracts	$(10,645)	$17,594	$(132)	$7,081
Interest rate swaps	(422)	—	(36)	(386)
Total designated as cash flow hedges	$(11,067)	$17,594	$(168)	$6,695

	Balance as of March 31, 2023	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of March 31, 2024
Foreign currency contracts	$(4,764)	$(2,584)	$3,297	$(10,645)
Interest rate swaps	(458)	—	(36)	(422)
Total designated as cash flow hedges	$(5,222)	$(2,584)	$3,261	$(11,067)

The following table presents the amounts included on the Consolidated Statements of Operations in which the effects of undesignated derivative instruments are recorded and the effects of fair value hedge activity on these line items:

	Year Ended March 31,
	2026		2025		2024
	Total	Amount of Gain (Loss) on Fair Value Hedge Activity	Total	Amount of Gain (Loss) on Fair Value Hedge Activity	Total	Amount of Gain (Loss) on Fair Value Hedge Activity
Other income (expense), net	$(7,276)	$3,280	$(13,431)	$1,134	$32,055	$355
Cash Flow Hedges
The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions generated by its international subsidiaries in currencies other than their local currencies. These gains and losses are driven by non-functional currency generated revenue, non-functional currency inventory purchases and certain other intercompany transactions. The Company enters into foreign currency contracts to reduce the risk associated with the foreign currency exchange rate fluctuations on these transactions. Certain contracts are designated as cash flow hedges. As of March 31, 2026, the aggregate notional value of the Company's outstanding cash flow hedges was $1,450.4 million (March 31, 2025: $1,113.6 million), with contract maturities ranging from one to twenty-four months.
The Company may enter into long-term debt arrangements with various lenders which bear a range of fixed and variable rates of interest. The nature and amount of the Company's long-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. The Company may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations. The interest rate swap contracts are accounted for as cash flow hedges. Refer to Note 7 to these Consolidated Financial Statements for a discussion of long-term debt.
For contracts designated as cash flow hedges, the changes in fair value are reported as other comprehensive income (loss) and are recognized in current earnings in the period or periods during which the hedged transaction affects current earnings. Effective hedge results are classified on the Consolidated Statements of Operations in the same manner as the underlying exposure.
Undesignated Derivative Instruments
The Company has entered into foreign exchange forward contracts to mitigate the change in fair value of specific assets and liabilities on the Consolidated Balance Sheets. Undesignated instruments are recorded at fair value as a derivative asset or liability on the Consolidated Balance Sheets with their corresponding change in fair value recognized in other expense, net, together with the re-measurement gain or loss from the hedged balance sheet position. As of March 31, 2026, the total notional value of the Company's outstanding undesignated derivative instruments was $400.3 million (March 31, 2025: $450.7 million).
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
NOTE 15. PROVISION FOR INCOME TAXES
Income (loss) before income taxes is as follows:

	Year Ended March 31,
	2026	2025	2024
Income (loss) before income taxes
United States	$(366,906)	$(396,542)	$(17,201)
Foreign	166,230	191,780	279,275
Total	$(200,676)	$(204,762)	$262,074

The components of the income tax expense (benefit) consisted of the following:

	Year Ended March 31,
	2026	2025	2024
Current
Federal	$5,551	$15,267	$19,909
State	2,629	1,665	4,062
Foreign	43,208	41,972	29,728
	51,388	58,904	53,699
Deferred
Federal	250,373	(52,055)	(22,361)
State	185	(952)	90
Foreign	(7,194)	(8,787)	(1,422)
	243,364	(61,794)	(23,693)
Income tax expense (benefit)	$294,752	$(2,890)	$30,006

Cash paid for income taxes, net of refunds received, by jurisdiction is as follows:

Year Ended March 31, 2026
Federal	$(11,196)
State	1,356
Foreign
Hong Kong	16,877
Mexico	10,119
Netherlands	6,836
Canada	6,110
China	3,250
United Kingdom	2,969
Other	5,549
Cash paid for income taxes, net of refunds received	$41,870

A reconciliation of the U.S. statutory federal income tax rate to the effective income tax rate, reflecting the adoption of ASU 2023-09, is as follows:

	Year Ended March 31, 2026
U.S. federal statutory income tax rate	(42,142)	21.0%
State and local taxes, net of federal tax impact(1)	2,088	(1.0)%
Foreign tax effects
Hong Kong
Statutory tax rate differential	(5,206)	2.6%
Income excluded from Hong Kong base	(6,617)	3.3%
Other	3,647	(1.8)%
China
Changes in valuation allowances	(22,647)	11.3%
Deferred tax adjustments	5,013	(2.5)%
Other	2,551	(1.3)%
Canada
Withholding taxes	4,174	(2.1)%
Other	594	(0.3)%
Cyprus
Changes in valuation allowances	16,377	(8.2)%
Deferred tax adjustments	(7,140)	3.6%
Other	(258)	0.1%
Panama
Statutory tax rate differential	(2,377)	1.2%
Netherlands	3,262	(1.6)%
Other foreign jurisdictions	3,323	(1.7)%
Effect of cross-border tax laws
U.S. GILTI Inclusion, net of foreign tax credits	(23,514)	11.7%
Foreign tax credits on withholding taxes	(3,992)	2.0%
Tax credits
Federal R&D tax credit	(3,668)	1.8%
Federal Energy tax credits	(5,553)	2.8%
Changes in valuation allowances	355,520	(177.2)%
Nontaxable or nondeductible items
Executive Compensation	3,346	(1.7)%
Other	3,230	(1.6)%
Changes in unrecognized tax benefits	14,691	(7.3)%
Other adjustments	50	—%
Effective income tax rate	$294,752	(146.9)%

(1) State taxes in Texas, Maryland and Pennsylvania made up the majority (greater than 50 percent) of the tax effect in this category.

The following table provides the corresponding rate reconciliation information for periods prior to the adoption of ASU 2023-09 and is provided for comparative purposes only.

	Year Ended March 31,
	2025		2024
U.S. federal statutory income tax rate	$(43,000)	21.0%	$55,036	21.0%
State taxes, net of federal tax impact	(17,156)	8.4%	3,342	1.3%
Effect of foreign earnings	7,772	(3.8)%	(10,975)	(4.2)%
U.S. GILTI Inclusion	28,164	(13.8)%	6,041	2.3%
Permanent tax (benefits)/nondeductible expenses	(3,422)	1.7%	(11,623)	(4.4)%
Unrecognized tax benefits	14,138	(6.9)%	7,781	3.0%
International intangible asset	—	—%	(113,688)	(43.6)%
Valuation allowance	17,175	(8.4)%	102,669	39.2%
Federal R&D credit	(3,000)	1.5%	(3,000)	(1.1)%
Other	(3,561)	1.7%	(5,577)	(2.1)%
Effective income tax rate	$(2,890)	1.4%	$30,006	11.4%

For Fiscal 2026, the Company recorded an income tax expense of $294.8 million compared to an income tax benefit of $2.9 million for Fiscal 2025, and income tax expense of $30.0 million for Fiscal 2024.
In Fiscal 2026, the Company recorded income tax expense related to valuation allowances against previously recognized U.S. federal deferred tax assets and against fiscal year losses incurred in the United States and Cyprus, which was partially offset by the release of valuation allowances against China deferred tax assets and a United States federal provision to return benefit resulting from an approved IRS method change.
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

Deferred tax assets and liabilities consisted of the following:

	As of March 31, 2026	As of March 31, 2025
Deferred tax assets
Operating lease liabilities	$166,847	$170,221
Property and equipment	166,738	30,270
Intangible assets	153,088	125,186
Capitalized research expenditures	67,140	65,872
Inventory	56,306	28,629
Foreign net operating loss carry-forwards	54,047	37,377
Reserves and accrued liabilities	36,253	45,715
U.S. federal and state net operating loss	26,724	68,155
U.S. federal and state tax credits	12,815	8,050
Foreign tax credits	10,554	6,493
Allowance for doubtful accounts and sales return reserves	10,541	13,063
Stock-based compensation	9,784	13,312
Foreign currency derivatives	9,321	4,429
Deductions limited by income	1,329	16,273
U.S. federal and state capital loss	—	32,652
Other	5,478	5,171
Total deferred tax assets	786,965	670,868
Less: valuation allowance	(644,390)	(292,362)
Total net deferred tax assets	$142,575	$378,506
Deferred tax liabilities
Right-of-use asset	$(87,616)	$(90,424)
Prepaid expenses	(1,307)	(1,455)
Other	(2,034)	(1,189)
Total deferred tax liabilities	(90,957)	(93,068)
Total deferred tax assets, net	$51,618	$285,438

All deferred tax assets and liabilities are classified as non-current on the Consolidated Balance Sheets as of March 31, 2026 and March 31, 2025. Topic 740 requires an evidence based approach when assessing the realizability of deferred tax assets and the need for valuation allowance reserves against those assets. Assessing whether deferred tax assets are realizable requires significant judgment. On a quarterly basis, the Company considers all available positive and negative evidence, including historical operating performance and expectations of future operating performance when assessing the need for a valuation allowance. The ultimate realization of deferred tax assets is often dependent upon future taxable income and therefore can be uncertain. Topic 740 requires that if the weight of negative evidence is greater than positive evidence, a valuation allowance should be established, which increases income tax expense in the period when such a determination is made.
As previously disclosed, the Company has been actively monitoring potential detrimental impacts to the realizability of its U.S. federal deferred tax assets, including continued pressure of tariffs and pressure from the current global trade environment on forecasted short-term U.S. profitability. During Fiscal 2026, the Company expanded the 2025 restructuring plan and incurred additional litigation reserve expense related to the previously disclosed insurance carrier litigation described in Note 8. These recent developments have caused the negative evidence to outweigh the positive evidence, and therefore, in accordance with Topic 740, the Company has recorded valuation allowances on all U.S. federal deferred tax assets as of March 31, 2026.
As of March 31, 2026, for the majority of the U.S. states and certain foreign taxing jurisdictions, the weight of the negative evidence continues to outweigh the positive evidence regarding the realization of these deferred tax assets and the Company has maintained valuation allowances against these assets.

As of March 31, 2026, the Company achieved three-year cumulative taxable earnings in China. As a result of this significant positive evidence, the Company has released the valuation allowances recorded against its deferred tax assets in China.
As of March 31, 2026, the Company had $26.7 million in net deferred tax assets associated with $383.6 million in U.S. federal and state net operating loss carryforwards and $12.8 million in net deferred tax assets associated with U.S. federal and state tax credits. Certain definite lived state net operating losses and state tax credits will begin to expire within five to twenty years. The Company previously had U.S. federal and state capital loss carryforwards with an associated full valuation allowance, which have expired as of March 31, 2026. The Company is not able to forecast the utilization of the deferred tax assets associated with the majority of state net operating loss carryforwards, and a majority of the deferred tax assets associated with state tax credits and has recorded a valuation allowance of $39.4 million against these deferred tax assets.
As of March 31, 2026, the Company had $54.0 million in net deferred tax assets associated with approximately $304.1 million in foreign net operating loss carryforwards and $10.6 million in deferred tax assets associated with foreign tax credit carryforwards. While a portion of the foreign net operating loss carryforwards and foreign tax credit carryforwards have an indefinite carryforward period, certain are definite lived, expected to expire within two to fifteen years. At this time, the Company is not able to forecast the utilization of a majority of the deferred tax assets associated with foreign net operating loss carryforwards and foreign tax credit carryforwards and has recorded a valuation allowance of $59.7 million against these foreign deferred tax assets as well as a valuation allowance of $136.4 million against certain other foreign deferred tax assets.
As of March 31, 2026, the Company has accumulated undistributed earnings of approximately $965.5 million generated by foreign subsidiaries including $399.4 million amount of undistributed earnings which will continue to be indefinitely reinvested to fund international growth and operations. The Company has recorded all applicable taxes on the undistributed earnings of its foreign subsidiaries that are not indefinitely reinvested through March 31, 2026. The remainder of the Company's foreign earnings, which are indefinitely reinvested, have been previously subject to U.S. federal tax; additional taxes including currency gains or losses, capital gains, foreign withholding taxes, and U.S. state taxes, are not expected to be material.
The following table represents a reconciliation of the Company's total unrecognized tax benefits balances, excluding interest and penalties.

	Year Ended March 31,
	2026	2025	2024
Beginning of period	$72,939	$64,932	$61,945
Increases as a result of tax positions taken in a prior period	15,688	6,491	5,909
Decreases as a result of tax positions taken in a prior period	—	—	(2,921)
Increases as a result of tax positions taken during the current period	910	2,787	855
Decreases as a result of settlements during the current period	(1,400)	(1,169)	—
Decreases as a result of a lapse of limitations during the current period	(586)	(102)	(856)
End of period	$87,551	$72,939	$64,932
As of March 31, 2026, the total liability for unrecognized tax benefits was approximately $110.8 million (March 31, 2025: $95.1 million) including $23.3 million for the accrual of interest and penalties (March 31, 2025: $22.1 million).
For Fiscal 2026, the Company recorded $1.1 million for the accrual of interest and penalties within the provision for income taxes on its Consolidated Statements of Operations (Fiscal 2025: $7.1 million; Fiscal 2024: $6.6 million).
As of March 31, 2026, $81.0 million of unrecognized tax benefits, excluding interest and penalties, would impact the Company's effective tax rate if recognized. Also included in the balance are unrecognized tax benefits of $6.5 million that, if recognized, would result in adjustments to other tax accounts, primarily valuation allowances on deferred tax assets.
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

NOTE 16. EARNINGS PER SHARE
The following represents a reconciliation from basic net income (loss) per share to diluted net income (loss) per share:

	Year Ended March 31,
	2026	2025	2024
Numerator
Net income (loss) - Basic	$(495,643)	$(201,267)	$232,042
Interest on Convertible Senior Notes due 2024, net of tax(1)	—	—	901
Net income (loss) - Diluted	$(495,643)	$(201,267)	$232,943
Denominator
Weighted average common shares outstanding Class A, B and C - Basic	426,575	432,245	440,324
Dilutive effect of Class A and C securities(2)	—	—	2,445
Dilutive effect of Convertible Senior Notes due 2024(1)	—	—	8,242
Weighted average common shares and dilutive securities outstanding Class A, B, and C - Diluted	426,575	432,245	451,011

Class A and Class C securities excluded as anti-dilutive (3)	13,433	10,656	15,076

Net income (loss) per share of Class A, B and C common stock - Basic	$(1.16)	$(0.47)	$0.53
Net income (loss) per share of Class A, B and C common stock - Diluted	$(1.16)	$(0.47)	$0.52
(1) The Company's Convertible Senior Notes matured on June 1, 2024.
(2) Effects of potentially dilutive securities are presented only in periods in which they are dilutive. No stock options or restricted stock units were included in the computation of diluted earnings per share during periods when the Company was in a net loss position, as their effect would be anti-dilutive. The Company was in a net loss position for Fiscal 2026 and Fiscal 2025. As a result, approximately 3.6 million and 4.0 million of dilutive Class A and C securities were excluded from the computation of diluted earnings per share for those periods, respectively.
(3) Represents stock options and restricted stock units of Class A and Class C Common Stock outstanding that were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

NOTE 17. SEGMENT DATA
The Company's operating segments are based on how the President and Chief Executive Officer, who has been identified as the CODM, makes decisions about allocating resources and assessing performance.
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

	Year Ended March 31, 2026
	North America	EMEA	Asia-Pacific	Latin America	Total Reportable Segments	Corporate Other	Total
Net revenues	$2,859,420	$1,180,510	$719,134	$234,191	$4,993,255	$(26,885)	$4,966,370
Less:
Marketing and advertising costs	212,677	123,916	76,973	9,489	423,055	79,235	502,290
Other segment expenses(1)	2,204,240	865,107	557,695	194,801	3,821,843	805,349	4,627,192
Total operating income (loss)	$442,503	$191,487	$84,466	$29,901	$748,357	$(911,469)	$(163,112)
Interest income (expense), net							(30,288)
Other income (expense), net							(7,276)
Income (loss) before income taxes							$(200,676)

Supplemental Information:
Depreciation and amortization	$34,185	$15,143	$23,642	$1,367	$74,337	$35,286	$109,623
(1) Other segment expenses within Corporate Other includes $171.5 million of restructuring and related charges incurred under the 2025 restructuring plan (refer to Note 11) and $98.5 million of litigation reserve expense related to the previously disclosed insurance carrier litigation proceedings (refer to Note 8).

	Year Ended March 31, 2025
	North America	EMEA	Asia-Pacific	Latin America	Total Reportable Segments	Corporate Other	Total
Net revenues	$3,105,624	$1,086,578	$755,437	$215,427	$5,163,066	$1,244	$5,164,310
Less:
Marketing and advertising costs	222,762	128,461	87,053	6,778	445,054	104,798	549,852
Other segment expenses(1)	2,253,344	810,935	595,197	161,117	3,820,593	979,081	4,799,674
Total operating income (loss)	$629,518	$147,182	$73,187	$47,532	$897,419	$(1,082,635)	$(185,216)
Interest income (expense), net							(6,115)
Other income (expense), net							(13,431)
Income (loss) before income taxes							$(204,762)

Supplemental Information:
Depreciation and amortization	$39,412	$10,060	$26,465	$1,736	$77,673	$58,131	$135,804
(1) Other segment expenses within Corporate Other includes $89.2 million of restructuring and related charges incurred under the 2025 restructuring plan (refer to Note 11), an impairment charge of $28.4 million relating to vacating the Company's former global headquarters and $261.0 million of litigation expense, net of insurance proceeds, related to the settlement of the Class Action Securities litigation (refer to Note 10 to the Consolidated Financial Statements in Part II, Item 8 of the Company's Annual Report on Form 10-K for Fiscal 2025).

	Year ended March 31, 2024
	North America	EMEA	Asia-Pacific	Latin America	Total Reportable Segments	Corporate Other	Total
Net revenues	$3,505,167	$1,081,915	$873,019	$229,481	$5,689,582	$12,297	$5,701,879
Less:
Marketing and advertising costs	252,892	100,490	100,129	10,532	464,043	104,461	568,504
Other segment expenses	2,574,393	805,220	653,240	180,548	4,213,401	690,223	4,903,624
Total operating income (loss)	$677,882	$176,205	$119,650	$38,401	$1,012,138	$(782,387)	$229,751
Interest income (expense), net							268
Other income (expense), net							32,055
Income (loss) before income taxes							$262,074

Supplemental Information:
Depreciation and amortization	$51,362	$10,345	$26,016	$1,994	$89,717	$52,873	$142,590

The following table further disaggregates the Company's net revenues by geographic area, based on shipping destination:

	Year Ended March 31,
	2026	2025	2024
United States	$2,570,647	$2,817,170	$3,172,245
Other countries	2,422,608	2,345,896	2,517,337
Total reportable segments	4,993,255	5,163,066	5,689,582
Corporate other	(26,885)	1,244	12,297
Total net revenues	$4,966,370	$5,164,310	$5,701,879
For Fiscal 2026, Fiscal 2025 and Fiscal 2024, no single customer accounted for more than 10% of the Company's net revenues.

Long-lived assets are primarily composed of property and equipment, net and operating lease right-of-use assets. The Company's long-lived assets by geographic area were as follows:

	March 31, 2026	March 31, 2025
United States	$789,310	$815,903
Other countries	239,265	213,585
Total long-lived assets	$1,028,575	$1,029,488

NOTE 18. RELATED PARTY TRANSACTIONS
The Company has an operating lease agreement with an entity controlled by the Company's President and Chief Executive Officer to lease an aircraft for business purposes. The Company recorded $1.6 million during Fiscal 2026 for lease payments to the entity for its use of the aircraft (Fiscal 2025: $1.7 million; Fiscal 2024: $1.6 million). The Company determined the lease payments were at fair market lease rates.
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
In connection with the purchase of these parcels, the parties entered into an agreement in September 2016 and a supplement thereto in May 2022, pursuant to which the parties will share the burden of any special taxes arising due to infrastructure projects in the surrounding area. The allocation to the Company is based on the expected benefits to the Company's parcels from these projects. No amounts were payable by either party under this agreement as of March 31, 2026.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2026.
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
Management assessed, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of March 31, 2026. In making this assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 “Internal Control-Integrated Framework.” Based on this assessment, management concluded that our internal control over financial reporting was effective as of March 31, 2026.
PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of March 31, 2026, as stated in their report which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Remediation of Previously Identified Material Weakness
The material weakness related to not designing and maintaining effective controls over the review and execution of certain balance sheet account reconciliations which was previously identified as of March 31, 2024 and initially reported in our Annual Report on Form 10-K for Fiscal 2024, has been remediated. During Fiscal 2026, we completed the design and implementation of new control activities to ensure balance sheet account reconciliations are appropriately reviewed and executed. Specifically, during the three months ended March 31, 2026, we completed our testing and evaluation of the newly designed and implemented controls and determined that as of March 31, 2026, the controls have been in place and have operated effectively for a sufficient period of time for management to conclude the material weakness has been remediated.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
(a)On May 19, 2026, the Company announced that Eric Liedtke, Chief Marketing Officer and Executive Vice President, Strategy and a named executive officer of the Company for Fiscal 2026, will be transitioning to the role of Strategic Advisor to the Chief Executive Officer and Executive Leadership Team on June 1, 2026, and is expected to leave the Company on November 2, 2026. Simon Pestridge, the Company’s Managing Director of its Asia-Pacific region, will also assume the role of Chief Marketing Officer effective June 1, 2026. Mr. Pestridge brings more than 30 years of global brand, marketing and leadership experience across international markets.
(b)During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item regarding directors is incorporated herein by reference from the 2026 Proxy Statement, under the headings "Election of Directors," "Corporate Governance and Related Matters - Board Meetings and Committees" and "Delinquent Section 16(a) Reports." Information required by this Item regarding executive officers is included under "Executive Officers" in Part I of this Annual Report on Form 10-K.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference herein from the 2026 Proxy Statement under the headings "Corporate Governance and Related Matters - Compensation of Directors," and "Executive Compensation."
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference herein from the 2026 Proxy Statement under the headings "Security Ownership of Management and Certain Beneficial Owners of Shares" and "Equity Compensation Plan Information."
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference herein from the 2026 Proxy Statement under the heading "Transactions with Related Persons" and "Corporate Governance and Related Matters - Independence of Directors."
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference herein from the 2026 Proxy Statement under the heading "Independent Auditors."

PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a. The following documents are filed as part of this Annual Report on Form 10-K:
All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

3. Exhibits
The following exhibits are incorporated by reference or filed herewith.

Exhibit No.
3.01	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.01 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on February 23, 2022).
3.02	Articles Supplementary setting forth the terms of the Class C Common Stock, dated June 15, 2015 (incorporated by reference to Appendix F to the Preliminary Proxy Statement filed by the Company on June 15, 2015).
3.03	Amended and Restated Bylaws of Under Armour, Inc. (effective April 1, 2024) (incorporated by reference to Exhibit 3.01 of the Company's Current Report on Form 8-K filed on March 13, 2024).
4.01	Description of the Company’s Securities Registered Pursuant to Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.01 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed on February 24, 2021).
4.02	Indenture, dated as of June 13, 2016, between the Company and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on June 13, 2016).
4.03	First Supplemental Indenture, dated as of June 13, 2016, relating to the 3.250% Senior Notes due 2026, between the Company and Wilmington Trust, National Association, as trustee, and the Form of 3.250% Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on June 13, 2016).
4.04	Second Supplemental Indenture, dated June 23, 2025, relating to the 7.250% Senior Notes due 2030, among the Company, each of the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed on June 23, 2025).
4.05	Form of 7.250% Senior Notes due 2030 (incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K filed on June 23, 2025).
10.01	Credit Agreement, dated March 8, 2019, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, PNC Bank, National Association, as syndication agent and the other lenders and arrangers party thereto (incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed on March 8, 2019).

Exhibit No.
10.02	Amendment No. 1, dated May 12, 2020, to the Amended and Restated Credit Agreement, dated March 8, 2019, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed on May 12, 2020).
10.03	Amendment No. 2, dated May 17, 2021, to the Amended and Restated Credit Agreement dated March 8, 2019, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (incorporated by reference to Exhibit 10.01 of the Company's Current Report on Form 8-K filed on May 19, 2021).
10.04	Amendment No. 3, dated December 3, 2021, to the Amended and Restated Credit Agreement, dated March 8, 2019, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (incorporated by reference to Exhibit 10.01 of the Company's Current Report on Form 8-K filed on December 8, 2021).
10.05	Technical Modification, dated February 24, 2023, to the Amended and Restated Credit Agreement, dated March 8, 2019, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (incorporated by reference to Exhibit 10.05 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2023, filed on May 24, 2023).
10.06	Amendment No. 4, dated March 6, 2024, to the Amended and Restated Credit Agreement, dated March 8, 2019, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (incorporated by reference to Exhibit 10.06 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed on May 29, 2024).
10.07	Amendment No. 5, dated July 3, 2024, to the Amended and Restated Credit Agreement, dated March 8, 2019, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (incorporated by reference to Exhibit 10.01 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed on August 8, 2024).
10.08	Amendment No. 6, dated March 7, 2025, to the Amended and Restated Credit Agreement, dated March 8, 2019, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (incorporated by reference to Exhibit 10.08 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed on May 22, 2025).
10.09	Amendment No. 7, dated June 16, 2025, to the Amended and Restated Credit Agreement, dated March 8, 2019, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on June 16, 2025).
10.10	Amendment No. 8, dated July 30, 2025, to the Amended and Restated Credit Agreement, dated March 8, 2019, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed on August 8, 2025).
10.11	Form of Accelerated Share Repurchase Agreement (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on February 25, 2022).
10.12	Under Armour, Inc. Amended and Restated Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.03 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, filed on November 6, 2025).*
10.13	Under Armour, Inc. Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on February 25, 2019).*
10.14	Amendment One to the Under Armour, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.01 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, filed on February 8, 2024).*
10.15	Amendment Two to the Under Armour, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.02 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, filed on November 6, 2025).*
10.16	Under Armour, Inc. Executive Change in Control Severance Plan (incorporated by reference to Exhibit 10.04 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, filed on November 6, 2025).*
10.17	Under Armour, Inc. Executive Severance Program (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed on May 29, 2024).*

Exhibit No.
10.18	Under Armour, Inc. Fourth Amended and Restated 2005 Omnibus Long-Term Incentive Plan (the "2005 Plan") (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 31, 2023).*
10.19	Form of Annual Restricted Stock Unit Grant Agreement under the 2005 Plan.*
10.20	Form of Annual Performance-Based Restricted Stock Unit Grant Agreement under the 2005 Plan.*
10.21	Form of Annual Restricted Stock Unit Grant Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed on May 22, 2025).*
10.22	Form of Special Restricted Stock Unit Grant Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed on May 22, 2025).*
10.23	Form of Annual Restricted Stock Unit Grant Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed on May 29, 2024).*
10.24	Form of Special Restricted Stock Unit Grant Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for fiscal year ended March 31, 2024, filed on May 29, 2024).*
10.25	Form of Performance-Based Restricted Stock Unit Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed on May 29, 2024).*
10.26	Form of Performance-Based Restricted Stock Unit Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.02 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed on November 8, 2023).*
10.27	Form of Annual Restricted Stock Unit Grant Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2023, filed on May 24, 2023).*
10.28	Form of Special Restricted Stock Unit Grant Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2023, filed on May 24, 2023).*
10.29	Performance-Based Restricted Stock Unit Agreement under the 2005 Plan, dated May 15, 2025, between the Company and Kevin Plank (incorporated by reference to Exhibit 10.28 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed on May 22, 2025).*
10.30	Performance-Based Restricted Stock Unit Agreement under the 2005 Plan, dated June 3, 2024, between the Company and Kevin Plank (incorporated by reference to Exhibit 10.02 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed on August 8, 2024).*
10.31	Form of Annual Restricted Cash Award Agreement.*
10.32	Form of Annual Restricted Cash Award Agreement (incorporated by reference to Exhibit 10.30 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed on May 22, 2025).*
10.33	Form of Non-Qualified Stock Option Grant Agreement under the 2005 Plan.*
10.34	Form of Non-Qualified Stock Option Grant Agreement under the 2005 Plan between the Company and Reza Taleghani.*
10.35	Form of Non-Qualified Stock Option Grant Agreement under the 2005 Plan between the Company and Kevin Plank (incorporated by reference to Exhibit 10.31 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed on May 22, 2025).*
10.36	Form of Non-Qualified Stock Option Grant Agreement under the 2005 Plan between the Company and Kevin Plank (incorporated by reference to Exhibit 10.06 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on February 26, 2020).*
10.37	Form of Non-Qualified Stock Option Grant Agreement under the 2005 Plan between the Company and Kevin Plank (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on February 25, 2019).*
10.38	Form of Executive Employee Confidentiality, Non-Competition, and Non-Solicitation Agreement by and between the Company and certain executives of the Company (incorporated by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed on May 29, 2024).*

Exhibit No.
10.39	Under Armour, Inc. Fiscal 2025 Non-Employee Director Compensation Plan (the "Director Compensation Plan") (incorporated by reference to Exhibit 10.27 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed on May 29, 2024).*
10.40	Form of Initial Restricted Stock Unit Grant under the Director Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on June 6, 2006).*
10.41	Form of Annual Restricted Stock Unit Grant under the Director Compensation Plan (incorporated by reference to Exhibit 10.06 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 5, 2011).*
10.42	Under Armour, Inc. 2006 Non-Employee Director Deferred Stock Unit Plan (the “Director DSU Plan”) (incorporated by reference to Exhibit 10.02 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 5, 2010).*
10.43	Amendment One to the Director DSU Plan (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on February 24, 2011).*
10.44	Amendment Two to the Director DSU Plan (incorporated by reference to Exhibit 10.02 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed on August 3, 2016).*
10.45	Amendment Three to the Director DSU Plan (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on February 26, 2020).*
10.46	Confidentiality, Non-Competition and Non-Solicitation Agreement, dated June 15, 2015, between the Company and Kevin Plank (the “Plank Non-Compete Agreement”) (incorporated by reference to Appendix E to the Preliminary Proxy Statement filed by Under Armour, Inc. on June 15, 2015).*
10.47	First Amendment to the Plank Non-Compete Agreement, dated April 7, 2016 (incorporated by reference to Exhibit 10.03 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on April 29, 2016).*
10.48	Consulting Services Agreement, dated February 2, 2026, between the Company and Yassine Saidi.*
10.49	Supplement to Restricted Stock Unit Grant Agreement, dated January 14, 2026, between the Company and Yassine Saidi.*
19.01	Under Armour Insider Trading Policy.
21.01	List of Subsidiaries.
23.01	Consent of PricewaterhouseCoopers LLP.
31.01	Section 302 Chief Executive Officer Certification.
31.02	Section 302 Chief Financial Officer Certification.
32.01	Section 906 Chief Executive Officer Certification.
32.02	Section 906 Chief Financial Officer Certification.
97.01	Under Armour, Inc. Clawback Policy (incorporated by reference to Exhibit 97.01 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed on May 29, 2024).
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
________

*	Management contract or a compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(b) of Form 10-K.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNDER ARMOUR, INC.
By:	/s/ KEVIN A. PLANK
Kevin A. Plank
President and Chief Executive Officer
Date: May 19, 2026
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ KEVIN A. PLANK	President and Chief Executive Officer (principal executive officer)
Kevin A. Plank

/s/ REZA TALEGHANI	Chief Financial Officer (principal financial officer)
Reza Taleghani

/s/ ERIC J. AUMEN	Chief Accounting Officer (principal accounting officer)
Eric J. Aumen

/s/ MOHAMED A. EL-ERIAN	Chair of the Board
Mohamed A. El-Erian

/s/ DOUGLAS E. COLTHARP	Director
Douglas E. Coltharp

/s/ JERRI L. DEVARD	Director
Jerri L. DeVard

/s/ CAROLYN N. EVERSON	Director
Carolyn N. Everson

/s/ DAWN N. FITZPATRICK	Director
Dawn N. Fitzpatrick

/s/ DAVID W. GIBBS	Director
David W. Gibbs

/s/ ERIC T. OLSON	Director
Eric T. Olson

/s/ EUGENE D. SMITH	Director
Eugene D. Smith

/s/ ROBERT J. SWEENEY	Director
Robert J. Sweeney

/s/ PATRICK W. WHITESELL	Director
Patrick W. Whitesell
Dated: May 19, 2026

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Write-Offs Net of Recoveries	Balance at End of Year
Allowance for doubtful accounts
For the year ended March 31, 2026	$17,020	$(3,363)	$(8,639)	$5,018
For the year ended March 31, 2025	14,994	4,136	(2,110)	17,020
For the year ended March 31, 2024	10,813	6,061	(1,880)	14,994
Sales returns and allowances
For the year ended March 31, 2026	$64,975	$(130,172)	$118,147	$52,950
For the year ended March 31, 2025	59,218	(149,737)	155,494	64,975
For the year ended March 31, 2024	70,191	(146,700)	135,727	59,218
Deferred tax asset valuation allowance
For the year ended March 31, 2026	$292,362	$400,494	$(48,466)	$644,390
For the year ended March 31, 2025	274,829	30,643	(13,110)	292,362
For the year ended March 31, 2024	177,026	116,254	(18,451)	274,829