Form 10-Q
period 2026-06-30
Under Armour, Inc.
filed 2026-08-07
CIK 1336917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
______________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of July 31, 2026 there were 188,839,506 shares of Class A Common Stock, 34,450,000 shares of Class B Convertible Common Stock and 206,256,035 shares of Class C Common Stock outstanding.

UNDER ARMOUR, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UNDER ARMOUR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; In thousands, except share data)

	June 30, 2026	March 31, 2026
Assets
Current assets
Cash and cash equivalents	$395,981	$309,168
Accounts receivable, net of allowance for doubtful accounts of $5,870 and $5,018 as of June 30, 2026 and March 31, 2026, respectively	646,122	681,861
Inventories	1,109,250	914,751
Restricted investments (Note 7)	—	605,396
Prepaid expenses and other current assets, net	217,818	207,507
Total current assets	2,369,171	2,718,683
Property and equipment, net (Note 3)	584,982	598,953
Operating lease right-of-use assets (Note 4)	478,579	429,622
Goodwill (Note 5)	493,331	492,768
Intangible assets, net	4,559	4,471
Deferred income taxes (Note 15)	55,233	52,282
Other long-term assets	112,232	118,915
Total assets	$4,098,087	$4,415,694
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt (Note 7)	$—	$599,835
Accounts payable	668,976	420,077
Accrued expenses	310,146	331,391
Customer refund liabilities (Note 10)	109,582	126,097
Operating lease liabilities (Note 4)	152,643	153,050
Other current liabilities	67,232	46,336
Total current liabilities	1,308,579	1,676,786
Long-term debt, net of current maturities (Note 7)	591,158	590,609
Operating lease liabilities, non-current (Note 4)	632,276	596,139
Other long-term liabilities	137,958	137,800
Total liabilities	2,669,971	3,001,334
Commitments and Contingencies (Note 8)

Stockholders' equity (Note 9)
Class A Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of June 30, 2026 and March 31, 2026; 188,839,506 shares issued and outstanding as of June 30, 2026 (March 31, 2026: 188,839,506)	63	63
Class B Convertible Common Stock, $0.0003 1/3 par value; 34,450,000 shares authorized, issued and outstanding as of June 30, 2026 and March 31, 2026	11	11
Class C Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of June 30, 2026 and March 31, 2026; 206,176,638 shares issued and outstanding as of June 30, 2026 (March 31, 2026: 202,927,051)	68	67
Additional paid-in capital	1,290,157	1,278,429
Retained earnings	210,414	217,352
Accumulated other comprehensive income (loss)	(72,597)	(81,562)
Total stockholders' equity	1,428,116	1,414,360
Total liabilities and stockholders' equity	$4,098,087	$4,415,694
See accompanying notes.

UNDER ARMOUR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited; In thousands, except per share amounts)

	Three Months Ended June 30,
	2026	2025
Net revenues (Note 10)	$1,097,927	$1,134,068
Cost of goods sold	504,095	587,572
Gross profit	593,832	546,496
Selling, general and administrative expenses	543,085	530,345
Restructuring charges (Note 11)	4,008	12,828
Income (loss) from operations	46,739	3,323
Interest income (expense), net	(10,645)	(4,051)
Other income (expense), net	(7,013)	(4,695)
Income (loss) before income taxes	29,081	(5,423)
Income tax expense (benefit) (Note 15)	28,314	(2,658)
Income (loss) from equity method investments	(222)	153
Net income (loss)	$545	$(2,612)

Basic net income (loss) per share of Class A, B and C common stock (Note 16)	$0.00	$(0.01)
Diluted net income (loss) per share of Class A, B and C common stock (Note 16)	$0.00	$(0.01)

Weighted average common shares outstanding Class A, B and C common stock
Basic	427,769	427,116
Diluted	431,937	427,116
See accompanying notes.

UNDER ARMOUR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; In thousands)

	Three Months Ended June 30,
	2026	2025
Net income (loss)	$545	$(2,612)
Other comprehensive income (loss):
Foreign currency translation adjustment	10,464	29,536
Unrealized gain (loss) on cash flow hedges, net of tax benefit (expense) of $804 and $16,727 for the three months ended June 30, 2026 and 2025, respectively	(2,937)	(48,911)
Gain (loss) on intra-entity foreign currency transactions	1,438	852
Total other comprehensive income (loss)	8,965	(18,523)
Comprehensive income (loss)	$9,510	$(21,135)
See accompanying notes.

UNDER ARMOUR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; In thousands)

	Class A Common Stock		Class B Convertible Common Stock		Class C Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of March 31, 2025	188,823	$63	34,450	$11	202,721	$67	$1,237,798	$746,277	$(93,938)	$1,890,278
Shares withheld for employee tax obligations on stock-based compensation arrangements	—	—	—	—	(1,234)	—	—	(7,485)	—	(7,485)
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	3,930	1	551	—	—	552
Stock-based compensation expense	—	—	—	—	—	—	12,219	—	—	12,219
Comprehensive income (loss)	—	—	—	—	—	—	—	(2,612)	(18,523)	(21,135)
Balance as of June 30, 2025	188,823	$63	34,450	$11	205,417	$68	$1,250,568	$736,180	$(112,461)	$1,874,429

Balance as of March 31, 2026	188,840	$63	34,450	$11	202,927	$67	$1,278,429	$217,352	$(81,562)	$1,414,360
Shares withheld for employee tax obligations on stock-based compensation arrangements	—	—	—	—	(1,500)	—	—	(7,483)	—	(7,483)
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	4,750	1	418	—	—	419
Stock-based compensation expense	—	—	—	—	—	—	11,310	—	—	11,310
Comprehensive income (loss)	—	—	—	—	—	—	—	545	8,965	9,510
Balance as of June 30, 2026	188,840	$63	34,450	$11	206,177	$68	$1,290,157	$210,414	$(72,597)	$1,428,116

See accompanying notes.

UNDER ARMOUR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; In thousands)

	Three Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income (loss)	$545	$(2,612)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	25,418	28,981
Unrealized foreign currency exchange rate (gain) loss	2,022	(2,273)
Loss on disposal of property and equipment	81	3,556
Non-cash restructuring and impairment charges (recoveries)	(1,731)	7,698
Amortization of bond premium and debt issuance costs	714	603
Stock-based compensation	11,310	12,219
Deferred income taxes	(3,268)	(28,978)
Changes in reserves and allowances	2,576	3,952
Changes in operating assets and liabilities:
Accounts receivable	36,455	50,885
Inventories	(193,531)	(196,568)
Prepaid expenses and other current assets	(14,524)	(11,990)
Other long-term assets	(44,812)	9,818
Accounts payable	243,397	213,712
Accrued expenses and other liabilities	36,545	(51,373)
Customer refund liabilities	(16,249)	(5,180)
Income taxes payable and receivable	24,189	16,402
Net cash provided by (used in) operating activities	109,137	48,852
Cash flows from investing activities
Purchases of property and equipment	(14,600)	(35,362)
Proceeds from restricted investment to settle satisfied and discharged debt	600,000	—
Net cash provided by (used in) investing activities	585,400	(35,362)
Cash flows from financing activities
Proceeds from long-term debt and revolving credit facility	25,000	400,000
Repayment of long-term debt and revolving credit facility	(25,000)	—
Settlement of satisfied and discharged debt	(600,000)	—
Employee taxes paid for shares withheld for income taxes	(7,483)	(7,485)
Proceeds from exercise of stock options and other stock issuances	419	552
Payments of debt financing costs	—	(5,764)
Net cash provided by (used in) financing activities	(607,064)	387,303
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(634)	9,314
Net increase (decrease) in cash, cash equivalents and restricted cash	86,839	410,107
Cash, cash equivalents and restricted cash
Beginning of period	312,061	515,051
End of period	$398,900	$925,158

Non-cash investing and financing activities
Accrual for property and equipment	$1,744	$1,971

Reconciliation of cash, cash equivalents and restricted cash	June 30, 2026	June 30, 2025
Cash and cash equivalents	$395,981	$910,985
Restricted cash	2,919	14,173
Total cash, cash equivalents and restricted cash	$398,900	$925,158

See accompanying notes.

UNDER ARMOUR, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; Tabular amounts in thousands, except per share data)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Business
Under Armour, Inc. (together with its wholly owned subsidiaries, the "Company") is a developer, marketer and distributor of branded athletic performance apparel, footwear and accessories. The Company creates products engineered to make athletes better with a vision to inspire athletes with innovative performance and design solutions they can't live without. The Company's products are made, sold and worn worldwide. The Company operates in four geographic segments: (i) North America, composed of the United States and Canada, (ii) Europe, the Middle East and Africa ("EMEA"), (iii) Asia-Pacific and (iv) Latin America.
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
The unaudited Condensed Consolidated Balance Sheets as of June 30, 2026 is derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2026 ("Fiscal 2026"), filed with the SEC on May 19, 2026 ("Annual Report on Form 10-K for Fiscal 2026"), which should be read in conjunction with these unaudited Condensed Consolidated Financial Statements. The unaudited results for the three months ended June 30, 2026 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2027 ("Fiscal 2027"), or any other portion thereof.
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

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
The Company assesses the applicability and impact of all Accounting Standards Updates ("ASUs") issued by the Financial Accounting Standards Board ("FASB"). The following ASU was recently adopted:
Credit Losses
In July 2025, the FASB issued ASU 2025-05 "Financial Instruments - Credit Losses: Measurement of Credit Losses for Accounts Receivable and Contract Assets" ("ASU 2025-05"), which provides a practical expedient for the application of the current expected credit loss (“CECL”) model to current accounts receivable and contract assets. The Company adopted ASU 2025-05 prospectively and elected the practical expedient effective April 1, 2026. The adoption did not have a material impact on the Company's consolidated financial statements and related disclosures.
Recently Issued Accounting Pronouncements
The Company assessed all recently issued ASUs and, other than those described below, determined them to be either not applicable or expected to have no material impact on its consolidated financial statements and related disclosures.
Environmental Credits
In May 2026, the FASB issued ASU 2026-02 "Environmental Credits and Environmental Credit Obligations (Topic 818)" ("ASU 2026-02") which establishes new guidance for the recognition, measurement, presentation, and disclosure of environmental credits and related obligations. ASU 2026-02 is effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods. Early adoption is permitted. ASU 2026-02 requires retrospective adoption through a cumulative-effect adjustment to opening retained earnings as of the beginning of the annual period of adoption. The Company is currently evaluating ASU 2026-02 to determine the impact of adoption on its consolidated financial statements and related disclosures.
Hedge Accounting Improvements
In November 2025, the FASB issued ASU 2025-09 "Derivatives and Hedging (Topic 815): Hedge Accounting Improvements" ("ASU 2025-09"), which includes amendments to more closely align hedge accounting with the economics of an entity’s risk management activities. ASU 2025-09 is effective for annual periods beginning after December 15, 2026, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating ASU 2025-09 to determine the impact of adoption on its consolidated financial statements and related disclosures.
Internal-Use Software
In September 2025, the FASB issued ASU 2025-06 "Intangibles—Goodwill and Other—Internal-Use Software: Targeted Improvements to the Accounting for Internal-Use Software" ("ASU 2025-06"), which modernizes the recognition and disclosure framework for internal-use software costs, removing the previous "development stage" model and introducing a more judgment-based approach. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating ASU 2025-06 to determine the impact of adoption on its consolidated financial statements and related disclosures.
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03 "Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures" ("ASU 2024-03"), which will require disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating ASU 2024-03 to determine the impact of adoption on its consolidated financial statements and related disclosures.

NOTE 3. PROPERTY AND EQUIPMENT

	June 30, 2026	March 31, 2026
Leasehold and tenant improvements	$431,148	$430,441
Furniture, fixtures and displays	184,724	187,291
Buildings and building improvements	272,454	271,638
Software	245,098	251,707
Office equipment	131,032	128,347
Plant equipment	149,047	148,828
Land	74,460	74,460
Construction in progress (1)	16,277	18,750
Other	17,347	13,513
Subtotal property and equipment	1,521,587	1,524,975
Accumulated depreciation	(936,605)	(926,022)
Property and equipment, net	$584,982	$598,953
(1) Construction in progress primarily includes costs incurred for leasehold improvements and in-store fixtures and displays not yet placed in use.
Depreciation expense related to property and equipment for the three months ended June 30, 2026 was $25.4 million (three months ended June 30, 2025: $28.6 million). During the three months ended June 30, 2026, the Company removed $15.4 million of fully depreciated assets and related accumulated depreciation for assets no longer in service.

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

	Three Months Ended June 30,
	2026	2025
Operating lease costs	$38,102	$41,035
Variable lease costs	$14,908	$18,289
The Company subleases certain excess office facilities, retail space and warehouse space to third parties. Sublease income for the three months ended June 30, 2026 was $2.5 million (three months ended June 30, 2025: $3.4 million).
The weighted average remaining lease term and discount rate for the periods indicated below were as follows:

	June 30, 2026	March 31, 2026
Weighted average remaining lease term (in years)	6.36	6.38
Weighted average discount rate	5.03%	4.85%

Supplemental Cash Flow Information
The following table presents supplemental information relating to cash flows arising from lease transactions:

	Three Months Ended June 30,
	2026	2025
Operating cash outflows from operating leases	$49,757	$43,200
Leased assets obtained in exchange for new operating lease liabilities	$76,405	$9,930
Maturity of Lease Liabilities
The following table presents the future minimum lease payments under the Company's operating lease liabilities as of June 30, 2026:

Fiscal year ending March 31,
2027 (nine months ending)	$140,328
2028	174,719
2029	140,986
2030	112,750
2031	83,586
2032 and thereafter	259,569
Total lease payments	$911,938
Less: Interest	127,019
Total present value of lease liabilities	$784,919
As of June 30, 2026, the Company has additional operating lease obligations that have not yet commenced of approximately $7.2 million, which are not reflected in the table above.

NOTE 5. GOODWILL
The following table summarizes changes in the carrying amount of the Company's goodwill by reportable segment as of the periods indicated:

	North America	EMEA	Asia-Pacific	Total
Balance as of March 31, 2026	$309,487	$107,201	$76,080	$492,768
Effect of currency translation adjustment	—	49	514	563
Balance as of June 30, 2026	$309,487	$107,250	$76,594	$493,331

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
The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by the supplier’s decision to finance amounts under these arrangements. As such, the outstanding payment obligations under the Company’s supply chain financing program are included within accounts payable on the Condensed Consolidated Balance Sheets and within operating activities on the Condensed Consolidated Statements of Cash Flows.
The Company’s outstanding payment obligations under this program were $292.0 million as of June 30, 2026 (March 31, 2026: $153.1 million).

NOTE 7. CREDIT FACILITY AND OTHER LONG-TERM DEBT

	June 30, 2026	March 31, 2026
Credit Facility	$200,000	$200,000
3.25% Senior Notes due 2026	—	600,000
7.25% Senior Notes due 2030	400,000	400,000
Total principal payments due	600,000	1,200,000

Unamortized debt discount on Senior Notes due 2026	—	(53)
Unamortized debt issuance costs - Credit facility	(4,172)	(4,435)
Unamortized debt issuance costs - Senior Notes due 2026	—	(112)
Unamortized debt issuance costs - Senior Notes due 2030	(4,670)	(4,956)
Total amount outstanding	591,158	1,190,444
Less:
Current portion of long-term debt:
3.25% Senior Notes due 2026	—	600,000
Unamortized debt discount on Senior Notes due 2026	—	(53)
Unamortized debt issuance costs - Senior Notes due 2026	—	(112)
Total current portion of long-term debt	—	599,835

Total non-current portion of long-term debt	$591,158	$590,609
Credit Facility
In March 2019, the Company entered into an amended and restated credit agreement by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (the "credit agreement"). Subsequent to the quarter end, in August 2026, the Company entered into the ninth amendment to the credit agreement (the "credit agreement as amended", the "amended credit agreement" or the "revolving credit facility"). The amended credit agreement provides for an aggregate $1.1 billion of revolving credit commitments that has a term that ends on June 16, 2030, with permitted extensions under certain circumstances and subject to a springing maturity of 91 days prior to June 16, 2030 if, on such date, the Senior Notes due 2030 (as defined below) have not been refinanced.
During the three months ended June 30, 2026, the Company borrowed $25 million and made repayments of $25 million under the revolving credit facility. As of June 30, 2026, $200 million remained outstanding at a weighted average interest rate of 4.92%.
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
Up to $50.0 million of the facility may be used for the issuance of letters of credit. As of June 30, 2026, $45.5 million of letters of credit were outstanding (March 31, 2026: $45.5 million).
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

Pursuant to the ninth amendment, Under Armour Europe B.V., Under Armour Asia Limited, and Under Armour Global Limited have joined the revolving credit facility as foreign subsidiary borrowers, but have not guaranteed the obligations of the other borrowers or provided any collateral to secure the obligations under the revolving credit facility. However, pursuant to the amended credit agreement, the Company has guaranteed the obligations of such foreign subsidiary borrowers under the revolving credit facility.
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
Prior to entering into the ninth amendment, the Company was required to maintain a ratio of consolidated EBITDA to consolidated interest expense of not less than 3.50 to 1.00 (the "interest coverage covenant") and the Company was not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.00, or, at the election of the Company during a fiscal quarter in which a permitted acquisition with a cash purchase price exceeding $100.0 million is consummated, 3.75 to 1.00 (the "leverage covenant"). The Company was in compliance with the applicable covenants as of June 30, 2026. Pursuant to the ninth amendment, the interest coverage covenant was changed to require the Company to maintain a ratio of consolidated EBITDA to consolidated interest expense of not less than 3.00 to 1.00 and the leverage covenant was changed to not permit the Company to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.75 to 1.00, or, at the election of the Company during a fiscal quarter in which a permitted acquisition with a cash purchase price exceeding $100.0 million is consummated, 4.25 to 1.00, as described in more detail in the amended credit agreement.
In addition, the amended credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the amended credit agreement, will be considered an event of default under the amended credit agreement.
Borrowings under the amended credit agreement bear interest at a rate per annum equal to, at the Company's option, either (a) an alternate base rate (for borrowings in U.S. dollars), (b) a term rate (for borrowings in U.S. dollars, Euro or Japanese Yen) or (c) a "risk free" rate (for borrowings in U.S. dollars or Pounds Sterling), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the "pricing grid") based on the leverage ratio of consolidated total indebtedness to consolidated EBITDA and ranges between 1.00% to 1.75% (or, in the case of alternate base loans, 0.00% to 0.75%). The Company will also pay a commitment fee determined in accordance with the pricing grid on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of June 30, 2026, the commitment fee was 22.5 basis points.
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
The satisfaction and discharge represented an in-substance defeasance (as defined under ASC Topic 405 "Liabilities"). Therefore, the Senior Notes due 2026 and the related trust assets remained on the Company’s Consolidated Balance Sheets as of March 31, 2026. On June 15, 2026, the deposited funds were used to settle all remaining principal and interest payments to holders of the Senior Notes due 2026.

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
Interest Expense
Interest expense, which includes amortization of deferred financing costs, bank fees, capitalized interest for long term property and equipment projects and interest expense under the credit and other long-term debt facilities, including defeased debt, was $15.7 million for the three months ended June 30, 2026 (three months ended June 30, 2025: $6.8 million).
Maturity of Long-Term Debt
The following are the scheduled maturities of long-term debt as of June 30, 2026:

Fiscal year ending March 31,
2027 (nine months ending)	$—
2028	—
2029	—
2030	—
2031	600,000
2032 and thereafter	—
Total scheduled maturities of long-term debt	$600,000
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
In connection with previously disclosed and now concluded matters, including a consolidated securities class action (the "Consolidated Securities Action"), shareholder derivative lawsuits and government investigations, the Company provided notice of claims under multiple director and officer liability insurance policy periods. While the Company’s director and officer insurance carriers from each policy period have funded a portion of the payment in connection with the previously disclosed settlement of the Consolidated Securities Action, the Company remains in litigation with certain of its insurance carriers regarding coverage with respect to one of these policy periods. On January 20, 2026, the U.S. Court of Appeals for the Fourth Circuit issued a decision requiring the Company to repay $90 million of insurance proceeds previously funded by the insurance carriers for the settlement amount and defense costs from the Consolidated Securities Action. The Company filed a petition for rehearing, which was denied. The Company repaid the $90 million during Fiscal 2026. The case was remanded to the U.S. District Court for the District of Maryland for further proceedings, including a ruling on the insurance carriers' request for prejudgment interest totaling $8.5 million. On July 7, 2026, the District Court denied the carriers' request. The carriers have 30 days to appeal. As of June 30, 2026, the Company has accrued $8.5 million in respect of these legal proceeding contingencies within accrued expenses on the Condensed Consolidated Balance Sheets.
IEEPA Tariffs
On February 20, 2026, the U.S. Supreme Court issued a ruling, which invalidated certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). The U.S. Supreme Court ruling did not address refunds, creating uncertainty regarding the potential recovery of tariffs previously paid under IEEPA. In April 2026, the IEEPA refund process was launched and the Company started evaluating and, where appropriate, pursuing potential reimbursement of certain IEEPA tariffs previously paid.
During the three months ended June 30, 2026, the Company started receiving tariff refunds. As a result, the Company recognized a net benefit of approximately $70 million in cost of goods sold related to the recovery of tariff costs previously recognized during Fiscal 2026. Additional tariff recoveries recognized during the quarter primarily offset tariff costs associated with inventory sold during the current period and therefore did not result in an incremental net benefit to cost of goods sold. The Company also reduced the carrying value of inventory on hand by approximately $8 million to reflect estimated tariff refunds attributable to unsold inventory.
During the three months ended June 30, 2026, the Company received total cash refunds of approximately $101 million. As of June 30, 2026, approximately $13 million of expected future tariff refunds was included within prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. Subsequent to the quarter end, the remaining cash refunds were received.

NOTE 9. STOCKHOLDERS' EQUITY
The Company's Class A Common Stock and Class B Convertible Common Stock have an authorized number of 400.0 million shares and 34.45 million shares, respectively, and each have a par value of $0.0003 1/3 per share as of June 30, 2026. Holders of Class A Common Stock and Class B Convertible Common Stock have identical rights, including liquidation preferences, except that the holders of Class A Common Stock are entitled to one vote per share and holders of Class B Convertible Common Stock are entitled to 10 votes per share on all matters submitted to a stockholder vote. Class B Convertible Common Stock may only be held by Kevin Plank, the Company's founder, President and Chief Executive Officer, or a related party of Mr. Plank, as defined in the

Company's charter. As a result, Mr. Plank has a majority voting control over the Company. Upon the transfer of shares of Class B Convertible Common Stock to a person other than Mr. Plank or a related party of Mr. Plank, the shares automatically convert into shares of Class A Common Stock on a one-for-one basis. In addition, all of the outstanding shares of Class B Convertible Common Stock will automatically convert into shares of Class A Common Stock on a one-for-one basis upon the death or disability of Mr. Plank or on the record date for any stockholders' meeting upon which the shares of Class A Common Stock and Class B Convertible Common Stock beneficially owned by Mr. Plank is less than 15% of the total shares of Class A Common Stock and Class B Convertible Common Stock outstanding or upon the other events specified in the Class C Articles Supplementary to the Company's charter as documented below. Holders of the Company's common stock are entitled to receive dividends when and if authorized and declared out of assets legally available for the payment of dividends.
The Company's Class C Common Stock has an authorized number of 400.0 million shares and has a par value of $0.0003 1/3 per share as of June 30, 2026. The terms of the Class C Common Stock are substantially identical to those of the Company's Class A Common Stock, except that the Class C Common Stock has no voting rights (except in limited circumstances), will automatically convert into Class A Common Stock under certain circumstances and includes provisions intended to ensure equal treatment of Class C Common Stock and Class B Convertible Common Stock in certain corporate transactions, such as mergers, consolidations, statutory share exchanges, conversions or negotiated tender offers, and including consideration incidental to these transactions.
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
No shares were repurchased during the three months ended June 30, 2026 or the three months ended June 30, 2025. As of the date of this Quarterly Report on Form 10-Q, the Company has repurchased a total of $115 million or 18.0 million outstanding shares of its Class C Common Stock, leaving approximately $385 million remaining under its current share repurchase program.

NOTE 10. REVENUES
The following tables summarize the Company's net revenues, disaggregated by product category and distribution channels:

	Three Months Ended June 30,
	2026	2025
Net revenues by product category:
Apparel	$734,035	$746,592
Footwear	245,262	265,855
Accessories	95,694	100,078
Net sales	1,074,991	1,112,525
License revenues	24,806	24,362
Corporate Other	(1,870)	(2,819)
Total net revenues	$1,097,927	$1,134,068

Net revenues by distribution channel:
Wholesale	$638,468	$649,050
Direct-to-consumer	436,523	463,475
Net sales	1,074,991	1,112,525
License revenues	24,806	24,362
Corporate Other	(1,870)	(2,819)
Total net revenues	$1,097,927	$1,134,068

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

	June 30, 2026	March 31, 2026
Customer refund liability	$109,582	$126,097
Inventory associated with reserves for sales returns	$22,806	$28,537
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

The following table summarizes the change in the contract liabilities balance during the three months ended June 30, 2026, which primarily results from the timing differences between the Company's satisfaction of performance obligations and the customer's payment.

Total Contract Liabilities
Balance as of March 31, 2026	$28,748
Revenues deferred	12,416
Revenues recognized (1)(2)	(16,269)
Foreign exchange and other	1,650
Balance as of June 30, 2026	$26,545
(1) Includes approximately $2.2 million of revenue from gift cards, including breakage, that were previously included in contract liabilities as of March 31, 2026.
(2) Loyalty points are not separately identifiable and therefore revenues recognized from the redemption of loyalty points consists of both points that were included in the liability balance at the beginning of the period and those that were issued during the period.

NOTE 11. RESTRUCTURING AND RELATED CHARGES
During Fiscal 2025, the Company's Board of Directors approved a restructuring plan (the "2025 restructuring plan"), designed to strengthen and support the Company's financial and operational efficiencies. On May 11, 2026, the Company's Board of Directors approved an increase of up to $50 million of additional charges. The 2025 restructuring plan now is expected to include up to $305 million of pre-tax restructuring and related charges, consisting of:
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
As of June 30, 2026, the Company has recorded $266.3 million of restructuring and related charges under the 2025 restructuring plan. The 2025 restructuring plan is expected to be substantially complete by December 31, 2026.
Restructuring and related charges are excluded from the Company's segment profitability measures. The Company reports restructuring and related charges within Corporate Other, which is designed to provide increased transparency and comparability of operating segments' performance.
The restructuring and related charges for the three months ended June 30, 2026 include $6.6 million relating to North America, $0.5 million relating to Asia-Pacific, and $0.2 million relating to Latin America. These charges were offset by a net benefit of $1.5 million relating to EMEA.
The restructuring and related charges for the three months ended June 30, 2025 include $18.9 million relating to North America, $1.5 million relating to Asia-Pacific and $0.7 million relating to EMEA.

The following table summarizes the costs recorded during the periods indicated in connection with the 2025 restructuring plan:

	Three Months Ended June 30,		Estimated Restructuring and Related Charges
	2026	2025	Remaining to be incurred	Total to be incurred
Costs recorded in cost of goods sold:
Inventory-related costs	$—	$—
Total costs recorded in cost of goods sold	$—	$—	$—	$13,193
Costs recorded in restructuring charges:
Employee-related costs	$5,438	$4,649
Facility-related costs	(1,600)	6,311
Other restructuring costs	170	1,868
Total costs recorded in restructuring charges	$4,008	$12,828	$30,037	$219,733
Costs recorded in selling, general and administrative expenses:
Employee-related costs	$(417)	$—
Other transformation initiatives	2,060	8,259
Total costs recorded in selling, general and administrative expenses	$1,643	$8,259	$8,643	$72,074
Total restructuring and related charges	$5,651	$21,087	$38,680	$305,000

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
A summary of the activity in the restructuring reserve related to the Company's 2025 restructuring plan for the three months ended June 30, 2026 is as follows:

	Employee-Related Costs	Facility-Related Costs	Other Restructuring Related Costs	Total
Balance as of March 31, 2026	$721	$551	$1,886	$3,158
Net additions (recoveries) charged to expense (1)	5,438	139	162	5,739
Cash payments	(520)	(383)	(1,869)	(2,772)
Foreign exchange and other	(2)	—	—	(2)
Balance as of June 30, 2026	$5,637	$307	$179	$6,123
(1) Amount excludes a non-cash facility-related recovery of $1.7 million recorded during the three months ended June 30, 2026.

NOTE 12. STOCK-BASED COMPENSATION
The Under Armour, Inc. Fourth Amended and Restated 2005 Omnibus Long-Term Incentive Plan as amended (the "2005 Plan") provides for the issuance of stock options, restricted stock, restricted stock units and other equity awards to officers, directors, key employees and other persons. The 2005 Plan terminates in 2033. As of June 30, 2026, 8.4 million Class A shares and 11.6 million Class C shares are available for future grants of awards under the 2005 Plan.
Awards Granted to Employees and Non-Employee Directors
Total stock-based compensation expense associated with awards granted to employees and non-employee directors for the three months ended June 30, 2026 was $11.1 million (three months ended June 30, 2025: $10.7 million). As of June 30, 2026, the Company had $87.2 million of unrecognized compensation expense related to these awards expected to be recognized over a weighted average period of 2.31 years. The unrecognized expense does not include any expense related to performance-based restricted stock unit awards for which the performance targets have been deemed improbable as of June 30, 2026. Refer to "Stock Options" and "Restricted Stock and Restricted Stock Unit Awards" below for further information on these awards.
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
The receipt of the shares otherwise deliverable upon vesting of the restricted stock units automatically defers into deferred stock units under the DSU Plan. Under the DSU Plan each deferred stock unit represents the Company’s obligation to issue one share of the Company's Class A or Class C Common Stock with the shares delivered six months following the termination of the director's service. The Company had 1.2 million deferred stock units outstanding as of June 30, 2026.
Employee Stock Purchase Plan
The Company's Employee Stock Purchase Plans (the "ESPPs") allow for the purchase of Class A Common Stock and Class C Common Stock by all eligible employees at a 15% discount from fair market value subject to certain limits as defined in the ESPPs. As of June 30, 2026, the Company had 2.7 million Class A shares and 1.6 million Class C shares available for future purchases under the ESPPs. During the three months ended June 30, 2026, 0.1 million Class C shares were purchased under the ESPPs (three months ended June 30, 2025: 0.1 million).
Awards granted to Certain Marketing and Other Partners
In addition to the plans discussed above, the Company may also, from time to time, issue deferred stock units or restricted stock units to certain marketing and other partners in connection with their entering into endorsement or other service agreements with the Company. The terms of each agreement set forth the number of units to be granted and the delivery dates for the shares, which range over a multi-year period, depending on the contract. Total stock-based compensation expense related to these awards for the three months ended June 30, 2026 was $0.2 million (three months ended June 30, 2025: $1.8 million). As of June 30, 2026, the Company had $1.0 million of unrecognized compensation expense associated with these awards expected to be recognized over a weighted average period of 1.15 years.

Summary by Award Classification:
Stock Options
A summary of the Company's stock options activity for the three months ended June 30, 2026 is presented below:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value
Outstanding as of March 31, 2026	2,576	$12.04	5.84	$—
Granted, at fair market value	958	4.96	9.88
Exercised	—	—	—
Forfeited or expired	—	—	—
Outstanding as of June 30, 2026	3,534	$10.12	6.75	$1,210
Exercisable as of June 30, 2026	1,394	$16.40	2.24	$—
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
The following table summarizes the weighted-average fair value of options granted and weighted-average assumptions used for the periods presented.

	Three Months Ended June 30,
	2026	2025
Weighted-average fair value of options granted	$2.61	$3.40
Weighted-average assumptions used:
Expected volatility	50.1%	51.7%
Expected dividend yield	0.0%	0.0%
Expected life	6.00 years	6.25 years
Risk-free rate	4.21%	4.18%
Exercise price	$4.96	$6.20

Restricted Stock and Restricted Stock Unit Awards
A summary of the Company's restricted stock and restricted stock unit awards activity for the three months ended June 30, 2026 is presented below:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2026	16,930	$6.50
Granted	8,191	4.97
Forfeited(1)	(1,276)	6.75
Vested	(4,698)	6.60
Outstanding as of June 30, 2026	19,147	$5.35
(1) Includes 0.8 million of performance-based restricted stock units awarded to certain executives and key employees under the 2005 Plan during Fiscal 2024, which have been fully forfeited due to the failure to meet the financial performance conditions.

The awards outstanding as of June 30, 2026 in the table above includes the following performance-based restricted stock units that were awarded to certain executives and key employees under the 2005 Plan:
•1.1 million performance-based restricted stock units, granted during Fiscal 2027, with a weighted average fair value of $4.96. These awards have financial performance conditions with vesting that is tied to the achievement of certain Fiscal 2027 revenue and operating income targets. As of June 30, 2026, the

Company deemed the achievement of certain of the targets for these awards to be probable and as such, recorded stock-based compensation expense of $0.4 million during the three months ended June 30, 2026.
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

	June 30, 2026			March 31, 2026
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative foreign currency contracts (Note 14)	$—	$(14,121)	$—	$—	$(10,692)	$—
Deferred Compensation Plan obligations	$—	$(18,847)	$—	$—	$(17,510)	$—
TOLI policies held by the Rabbi Trust	$—	$11,290	$—	$—	$10,128	$—
Restricted investments (captive insurance program)	$—	$10,853	$—	$—	$10,815	$—
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
The Company also holds certain restricted investments relating to its captive insurance program, which are measured at fair value using level 2 inputs. The fair value of these investments are included in other current assets and other long-term assets on the Condensed Consolidated Balance Sheets.
Fair value of Long-Term Debt
The estimated fair value of the Company's long-term debt is based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2). As of June 30, 2026, the estimated fair value of the Company's Senior Notes was $404.2 million (March 31, 2026: $1,002.6 million). The carrying value of amounts outstanding on the Company's revolving credit facility approximates fair value due to the variable nature of interest rates and current market rates available to the Company.
As previously disclosed, the Company held restricted investments in U.S. dollar-denominated non-callable government securities, consisting of United States Treasury Bills, which were irrevocably transferred to an escrow trust account to satisfy and discharge the Company’s Senior Notes due 2026. These investments, which were included within restricted investments on the Consolidated Balance Sheets as of March 31, 2026, were not remeasured to fair value since its carrying value approximates fair value based on the nature of the investment being a short-term fixed income security. As of March 31, 2026, the carrying value was $605.4 million.
On June 15, 2026, upon maturity, funds from these investments were used to settle all remaining principal and interest payments to holders of the Senior Notes due 2026. The Company recorded $4.4 million of interest income relating to these investments during the three months ended June 30, 2026.
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
The Company's foreign exchange risk management program consists of designated cash flow hedges and undesignated hedges. As of June 30, 2026, the Company has hedge instruments primarily for British Pound/U.S. Dollar, Euro/U.S. Dollar, U.S. Dollar/Chinese Renminbi, U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso, U.S. Dollar/South Korean Won and U.S. Dollar/Japanese Yen currency pairs.
All derivatives are recognized on the Condensed Consolidated Balance Sheets at fair value and are classified based on the instrument's maturity date.

The following table presents the fair value of the Company's foreign currency contracts within the respective line items on the Condensed Consolidated Balance Sheets. Refer to Note 13 to these Condensed Consolidated Financial Statements for a discussion of the fair value measurements.

	June 30, 2026	March 31, 2026
Derivatives designated as hedging instruments
Prepaid expenses and other current assets, net	$12,647	$11,120
Other long-term assets	3,267	7,239
Total derivative assets designated as hedging instruments	$15,914	$18,359

Other current liabilities	$25,657	$27,947
Other long-term liabilities	2,806	2,378
Total derivative liabilities designated as hedging instruments	$28,463	$30,325

Derivatives not designated as hedging instruments
Prepaid expenses and other current assets, net	$764	$1,436
Total derivative assets not designated as hedging instruments	$764	$1,436

Other current liabilities	$2,336	$162
Total derivative liabilities not designated as hedging instruments	$2,336	$162
The following table presents the amounts included on the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items:

	Three Months Ended June 30,
	2026		2025
	Total	Gain (Loss) on Cash Flow Hedge Activity	Total	Gain (Loss) on Cash Flow Hedge Activity
Net revenues	$1,097,927	$(1,880)	$1,134,068	$(2,897)
Cost of goods sold	504,095	(5,768)	587,572	5,662
Interest income (expense), net	(10,645)	(8)	(4,051)	(9)
Other income (expense), net	(7,013)	—	(4,695)	—
The following tables present the amounts affecting the Condensed Consolidated Statements of Comprehensive Income (Loss) from derivatives designated as cash flow hedges:

	Balance as of March 31, 2026	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of June 30, 2026
Foreign currency contracts	$(16,370)	$(11,397)	$(7,648)	$(20,119)
Interest rate swaps	(349)	—	(8)	(341)
Total designated as cash flow hedges	$(16,719)	$(11,397)	$(7,656)	$(20,460)

	Balance as of March 31, 2025	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of June 30, 2025
Foreign currency contracts	$7,081	$(62,882)	$2,765	$(58,566)
Interest rate swaps	(386)	—	(9)	(377)
Total designated as cash flow hedges	$6,695	$(62,882)	$2,756	$(58,943)

The following table presents the amounts included on the Condensed Consolidated Statements of Operations in which the effects of undesignated derivative instruments are recorded and the effects of fair value hedge activity on these line items:

	Three Months Ended June 30,
	2026		2025
	Total	Amount of Gain (Loss) on Fair Value Hedge Activity	Total	Amount of Gain (Loss) on Fair Value Hedge Activity
Other income (expense), net	$(7,013)	$(4,052)	$(4,695)	$(3,331)
Cash Flow Hedges
The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions generated by its international subsidiaries in currencies other than their local currencies. These gains and losses are driven by non-functional currency generated revenue, non-functional currency inventory purchases and certain other intercompany transactions. The Company enters into foreign currency contracts to reduce the risk associated with the foreign currency exchange rate fluctuations on these transactions. Certain contracts are designated as cash flow hedges. As of June 30, 2026, the aggregate notional value of the Company's outstanding cash flow hedges was $1,255.6 million (March 31, 2026: $1,450.4 million), with contract maturities ranging from one to twenty-four months.
The Company may enter into long-term debt arrangements with various lenders which bear a range of fixed and variable rates of interest. The nature and amount of the Company's long-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. The Company may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations. The interest rate swap contracts are accounted for as cash flow hedges. Refer to Note 7 to these Condensed Consolidated Financial Statements for a discussion of long-term debt.
For contracts designated as cash flow hedges, the changes in fair value are reported as other comprehensive income (loss) and are recognized in current earnings in the period or periods during which the hedged transaction affects current earnings. Effective hedge results are classified on the Condensed Consolidated Statements of Operations in the same manner as the underlying exposure.
In June 2026, the Company unwound certain derivative instruments previously designated as cash flow hedges. The pre-tax loss of $1.8 million, which had been recorded in other comprehensive income prior to the de-designation of the derivative instruments, was recognized in earnings during the period.
Undesignated Derivative Instruments
The Company has entered into foreign exchange forward contracts to mitigate the change in fair value of specific assets and liabilities on the Condensed Consolidated Balance Sheets. Undesignated instruments are recorded at fair value as a derivative asset or liability on the Condensed Consolidated Balance Sheets with their corresponding change in fair value recognized in other expense, net, together with the re-measurement gain or loss from the hedged balance sheet position. As of June 30, 2026, the total notional value of the Company's outstanding undesignated derivative instruments was $367.4 million (March 31, 2026: $400.3 million).
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
The effective rates for income taxes were 97.4% and 49.0% for the three months ended June 30, 2026 and 2025, respectively. The increase in the Company's effective tax rate was primarily driven by the impact of forecasted current year losses in the United States and Cyprus and associated valuation allowances along with the impact of discrete items as a percentage of the pre-tax results in each period, partially offset by a reduction of forecasted global minimum taxes.
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
As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of June 30, 2026, for all U.S. federal and majority of states, along with certain foreign taxing jurisdictions, the weight of the negative evidence continues to outweigh the positive evidence regarding the realization of these deferred tax assets and the Company has maintained valuation allowances against these assets. The Company will continue to evaluate its ability to realize its net deferred tax assets on a quarterly basis.

NOTE 16. EARNINGS PER SHARE
The following represents a reconciliation from basic net income (loss) per share to diluted net income (loss) per share:

	Three Months Ended June 30,
	2026	2025
Numerator
Net income (loss)	$545	$(2,612)
Denominator
Weighted average common shares outstanding Class A, B and C - Basic	427,769	427,116
Dilutive effect of Class A and C securities(1)	4,168	—
Weighted average common shares and dilutive securities outstanding Class A, B, and C - Diluted	431,937	427,116

Class A and Class C securities excluded as anti-dilutive (2)	12,104	16,983

Net income (loss) per share of Class A, B and C common stock - Basic	$0.00	$(0.01)
Net income (loss) per share of Class A, B and C common stock - Diluted	$0.00	$(0.01)
(1) Effects of potentially dilutive securities are presented only in periods in which they are dilutive. No stock options or restricted stock units were included in the computation of diluted earnings per share during periods when the Company was in a net loss position, as their effect would be anti-dilutive. The Company was in a net loss position for the three months ended June 30, 2025 and as a result, approximately 3.6 million of dilutive Class A and C securities were excluded from the computation of diluted earnings per share for the period.
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

	Three Months Ended June 30, 2026
	North America	EMEA	Asia-Pacific	Latin America	Total Reportable Segments	Corporate Other	Total
Net revenues	$609,777	$278,680	$152,586	$58,754	$1,099,797	$(1,870)	$1,097,927
Less:
Marketing and advertising costs	54,549	37,596	21,503	2,460	116,108	14,064	130,172
Other segment expenses(1)	384,287	212,908	118,557	47,330	763,082	157,934	921,016
Total operating income (loss)	$170,941	$28,176	$12,526	$8,964	$220,607	$(173,868)	$46,739
Interest income (expense), net							(10,645)
Other income (expense), net							(7,013)
Income (loss) before income taxes							$29,081

Supplemental Information:
Depreciation and amortization	$8,471	$2,890	$5,176	$241	$16,778	$8,640	$25,418
(1) Other segment expenses within Corporate Other includes $5.7 million of restructuring and related charges incurred under the 2025 restructuring plan (refer to Note 11).

	Three Months Ended June 30, 2025
	North America	EMEA	Asia-Pacific	Latin America	Total Reportable Segments	Corporate Other	Total
Net revenues	$670,319	$248,607	$163,386	$54,575	$1,136,887	$(2,819)	$1,134,068
Less:
Marketing and advertising costs	47,758	19,238	19,756	1,354	88,106	22,652	110,758
Other segment expenses(1)	501,124	189,726	128,927	46,615	866,392	153,595	1,019,987
Total operating income (loss)	$121,437	$39,643	$14,703	$6,606	$182,389	$(179,066)	$3,323
Interest income (expense), net							(4,051)
Other income (expense), net							(4,695)
Income (loss) before income taxes							$(5,423)

Supplemental Information:
Depreciation and amortization	$8,869	$4,343	$6,299	$373	$19,884	$9,097	$28,981
(1) Other segment expenses within Corporate Other includes $21.1 million of restructuring and related charges incurred under the 2025 restructuring plan (refer to Note 11).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help readers understand our results of operations and financial condition, and is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying Notes to our Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q and the information contained in our Annual Report on Form 10-K for Fiscal 2026, filed with the Securities and Exchange Commission ("SEC") on May 19, 2026, under the captions "Business" and "Risk Factors."
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
Unless otherwise noted: (i) all dollar and percentage comparisons made herein refer to the three months ended June 30, 2026, compared to the three months ended June 30, 2025; and (ii) all tabular data is presented in thousands, except share and per share data.

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
The forward-looking statements contained in this Quarterly Report on Form 10-Q reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by these forward-looking statements, including, but not limited to, those factors described in "Risk Factors" and MD&A herein and in our Annual Report on Form 10-K for Fiscal 2026. These factors include without limitation:
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
Quarterly Results
During the three months ended June 30, 2026, challenging market conditions persisted, particularly in North America and Asia-Pacific, as consumer demand softened and promotional activity increased across the marketplace. These conditions, together with our continued efforts to optimize product assortments and improve marketplace quality, contributed to lower revenue across both our wholesale and direct-to-consumer channels.
Financial results for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 include:
•Total net revenues decreased 3.2%.
•Within our distribution channels, wholesale revenue decreased 1.6% and direct-to-consumer revenue decreased 5.8%.
•Within our product categories, apparel revenue decreased 1.7%, footwear revenue decreased 7.7%, and accessories revenue decreased 4.4%.
•Net revenue decreased 9.0% in North America, increased 12.1% in EMEA, decreased 6.6% in Asia-Pacific and increased 7.7% in Latin America.
•Gross margin increased 590 basis points to 54.1%.
•Selling, general and administrative expenses increased 2.4%.
2025 Restructuring Plan
During Fiscal 2025, our Board of Directors approved a restructuring plan (the "2025 restructuring plan"), designed to strengthen and support our financial and operational efficiencies. On May 11, 2026, our Board of Directors approved an increase of up to $50 million of additional charges. The 2025 restructuring plan now is expected to include up to $305 million of pre-tax restructuring and related charges, consisting of:
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
As of June 30, 2026, we have recorded $266.3 million of restructuring and related charges under the 2025 restructuring plan. The 2025 restructuring plan is expected to be substantially complete by December 31, 2026.

Restructuring and related charges are excluded from our segment profitability measures. We report restructuring and related charges within Corporate Other, which is designed to provide increased transparency and comparability of operating segments' performance.
The restructuring and related charges for the three months ended June 30, 2026 include $6.6 million relating to North America, $0.5 million relating to Asia-Pacific, $0.2 million relating to Latin America, and a net benefit of $1.5 million relating to EMEA.
The restructuring and related charges for the three months ended June 30, 2025 include $18.9 million relating to North America, $1.5 million relating to Asia-Pacific and $0.7 million relating to EMEA.
The following table summarizes the costs recorded during the periods indicated in connection with the 2025 restructuring plan:

	Three Months Ended June 30,		Estimated Restructuring and Related Charges
	2026	2025	Remaining to be incurred	Total to be incurred
Costs recorded in cost of goods sold:
Inventory-related costs	$—	$—
Total costs recorded in cost of goods sold	$—	$—	$—	$13,193
Costs recorded in restructuring charges:
Employee-related costs	$5,438	$4,649
Facility-related costs	(1,600)	6,311
Other restructuring costs	170	1,868
Total costs recorded in restructuring charges	$4,008	$12,828	$30,037	$219,733
Costs recorded in selling, general and administrative expenses:
Employee-related costs	$(417)	$—
Other transformation initiatives	2,060	8,259
Total costs recorded in selling, general and administrative expenses	$1,643	$8,259	$8,643	$72,074
Total restructuring and related charges	$5,651	$21,087	$38,680	$305,000

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
Macroeconomic Factors and Other Global Events
We are actively monitoring developments in the global trade environment, including recent changes in global trade policy, and related effects on consumer discretionary spending. We continue to assess the implications for our business and are actively implementing mitigation strategies. Following the U.S. Supreme Court ruling issued on February 20, 2026, which invalidated certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"), new tariffs at different rates under alternative legislative powers took effect for 150 days. Subsequent to the quarter end, on July 24, 2026, new tariff rates were imposed under Section 301 of the Trade Act of 1974 ("Section 301 tariffs"). These currently enacted tariff rates continue to increase our product costs and negatively impact our gross margin. In addition, the U.S. Trade Representative has indicated that additional Section 301 tariffs may be implemented in the coming months following investigations covering a broad range of countries, including major sourcing markets. The timing, rates, country coverage, product coverage and interaction with other tariffs remain uncertain. The volatility in global trade policy and potential for a continued elevated tariff environment creates uncertainty regarding the potential impact on our Fiscal 2027 results of operations, including revenue, gross profit and operating income.
The U.S. Supreme Court ruling did not address refunds, creating uncertainty regarding the potential recovery of tariffs previously paid under IEEPA. In April 2026, the IEEPA refund process was launched and we started evaluating and, where appropriate, pursuing potential reimbursement of certain IEEPA tariffs previously paid.

During the three months ended June 30, 2026, we started receiving tariff refunds. As a result, we recognized a net benefit of approximately $70 million in cost of goods sold related to the recovery of tariff costs previously recognized during Fiscal 2026. Additional tariff recoveries recognized during the quarter primarily offset tariff costs associated with inventory sold during the current period and therefore did not result in an incremental net benefit to cost of goods sold. We also reduced the carrying value of inventory on hand by approximately $8 million to reflect estimated tariff refunds attributable to unsold inventory.
During the three months ended June 30, 2026, we received total cash refunds of approximately $101 million. As of June 30, 2026, approximately $13 million of expected future tariff refunds was included within prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. Subsequent to the quarter end, the remaining cash refunds were received.
Other macroeconomic factors, such as inflationary pressures, geopolitical instability and military conflicts and fluctuations in foreign currency exchange rates, have and may continue to impact our business. We continue to monitor these factors and the potential impacts they may have on our financial results, including product input costs, freight costs and consumer discretionary spending and therefore consumer demand for our products. We also continue to monitor the broader impacts of conflicts around the world on the economy, including their effect on inflationary pressures and the price of oil globally. For example, geopolitical instability and ongoing conflicts in the Middle East have and may continue to cause volatility in global energy and transportation markets, including higher fuel prices, resulting in increased shipping and logistics costs and increased raw material and commodity costs.
See "Risk Factors—Economic and Industry Risks—Our financial results and ability to grow our business may be negatively impacted by global events beyond our control"; "—Our business depends on consumer purchases of discretionary items, which can be negatively impacted during an economic downturn or periods of inflation. This could materially impact our sales, profitability, results of operations and financial condition"; "—Fluctuations in the cost of raw materials and commodities we use in our products and costs related to our supply chain could negatively affect our operating results"; "—Financial Risks—Our financial results could be adversely impacted by currency exchange rate fluctuations"; and —Legal, Regulatory and Compliance Risks—Our business is subject to a wide array of laws and regulations, and our failure to comply with these requirements could lead to investigations or actions by government regulators, increase expense or reputational damage" included in Part I, Item 1A of our Annual Report on Form 10-K for Fiscal 2026.

RESULTS OF OPERATIONS
The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Three Months Ended June 30,
	2026		2025
Net revenues	$1,097,927	100.0%	$1,134,068	100.0%
Cost of goods sold	504,095	45.9%	587,572	51.8%
Gross profit	593,832	54.1%	546,496	48.2%
Selling, general and administrative expenses	543,085	49.5%	530,345	46.8%
Restructuring charges	4,008	0.4%	12,828	1.1%
Income (loss) from operations	46,739	4.3%	3,323	0.3%
Interest income (expense), net	(10,645)	(1.0)%	(4,051)	(0.4)%
Other income (expense), net	(7,013)	(0.6)%	(4,695)	(0.4)%
Income (loss) before income taxes	29,081	2.6%	(5,423)	(0.5)%
Income tax expense (benefit)	28,314	2.6%	(2,658)	(0.2)%
Income (loss) from equity method investments	(222)	—%	153	—%
Net income (loss)	$545	—%	$(2,612)	(0.2)%

Revenues
Net revenues consist of net sales and license revenues. Net sales consist of sales from apparel, footwear and accessories products. Our license revenues primarily consist of fees paid to us by licensees in exchange for the use of our trademarks on their products. The following tables summarize net revenues by product category and distribution channel for the periods indicated:

	Three Months Ended June 30,
	2026	2025	Change ($)	Change (%)
Net Revenues by Product Category:
Apparel	$734,035	$746,592	$(12,557)	(1.7)%
Footwear	245,262	265,855	(20,593)	(7.7)%
Accessories	95,694	100,078	(4,384)	(4.4)%
Net sales	1,074,991	1,112,525	(37,534)	(3.4)%
License revenues	24,806	24,362	444	1.8%
Corporate Other (1)	(1,870)	(2,819)	949	33.7%
Total net revenues	$1,097,927	$1,134,068	$(36,141)	(3.2)%

Net Revenues by Distribution Channel:
Wholesale	$638,468	$649,050	$(10,582)	(1.6)%
Direct-to-consumer	436,523	463,475	(26,952)	(5.8)%
Net sales	1,074,991	1,112,525	(37,534)	(3.4)%
License revenues	24,806	24,362	444	1.8%
Corporate Other (1)	(1,870)	(2,819)	949	33.7%
Total net revenues	$1,097,927	$1,134,068	$(36,141)	(3.2)%
(1) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program.

Net Sales
Net sales decreased by $37.5 million, or 3.4%, to $1,075.0 million during the three months ended June 30, 2026, from $1,112.5 million during the three months ended June 30, 2025. Apparel decreased primarily due to unfavorable channel mix and lower average selling prices, partially offset by the impact of foreign exchange rates. Footwear decreased primarily due to lower average selling prices and lower unit sales. Accessories decreased primarily due to lower unit sales. From a channel perspective, the decrease in net sales was due to a decrease in both direct-to-consumer and wholesale.
License Revenues
License revenues increased by $0.4 million or 1.8%, to $24.8 million during the three months ended June 30, 2026, from $24.4 million during the three months ended June 30, 2025. This was due to higher revenues from our international licensing partners, partially offset by lower revenues from our licensing partners in North America.
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
We include outbound freight costs associated with shipping goods to customers as cost of goods sold; however, we include the majority of outbound handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound handling costs in their cost of goods sold. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate our distribution facilities. These costs were $18.4 million for the three months ended June 30, 2026 (three months ended June 30, 2025: $19.5 million).

Gross profit increased by $47.3 million to $593.8 million during the three months ended June 30, 2026, as compared to $546.5 million during the three months ended June 30, 2025. Gross profit as a percentage of net revenues, or gross margin, increased to 54.1% from 48.2%. This increase in gross margin of approximately 590 basis points was primarily driven by favorable impacts of 690 basis points from supply chain, including 640 basis points due to the recovery of certain U.S. tariffs that were incurred in the prior year. This was partially offset by unfavorable impacts of 50 basis points from changes in foreign currency, 30 basis points from unfavorable regional, channel and product mix and 20 basis points from unfavorable pricing.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses consist of costs related to marketing and advertising, selling, product innovation and supply chain, and corporate services. We consolidate our selling, general and administrative expenses into two primary categories: "marketing and advertising" and "other." The marketing and advertising category consists primarily of sports and brand marketing, media and retail presentation. Sports and brand marketing includes professional, club and collegiate sponsorship agreements, individual athlete and influencer agreements, and providing and selling products directly to teams and individual athletes. Media includes digital, broadcast, and print media outlets, including social and mobile media. Retail presentation includes sales displays and concept shops and amortization expense specific to our in-store fixture programs. Our marketing and advertising costs are an important driver of our growth. The other category is the sum of our selling, product innovation and supply chain, and corporate services categories.

	Three Months Ended June 30,
	2026	2025	Change ($)	Change (%)
Selling, general and administrative expenses	$543,085	$530,345	$12,740	2.4%
Selling, general and administrative expenses increased by $12.7 million, or 2.4%, during the three months ended June 30, 2026. Within selling, general and administrative expenses:
•Marketing and advertising costs increased $19.4 million or 17.5%. This was primarily due to an increase in marketing activities during the period. As a percentage of net revenues, marketing and advertising costs increased to 11.9% from 9.8%.
•Other costs decreased $6.7 million or 1.6%, primarily due to lower salaried and non-salaried compensation expenses and lower consulting expenses, partially offset by higher incentive compensation expense. As a percentage of net revenues, other costs increased to 37.6% from 37.0%.
As a percentage of net revenues, selling, general and administrative expenses increased to 49.5% during the three months ended June 30, 2026 as compared to 46.8% during the three months ended June 30, 2025.
Restructuring Charges
Restructuring charges within our operating expenses primarily consist of employee severance and benefit costs, contract termination costs, facility, software and other asset-related charges and impairments and various transformational initiatives. Refer to Note 11 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.

	Three Months Ended June 30,
	2026	2025	Change ($)	Change (%)
Restructuring charges	$4,008	$12,828	$(8,820)	(68.8)%
Restructuring charges decreased by $8.8 million or 68.8% during the three months ended June 30, 2026. This was primarily due to lower facility-related costs and lower other restructuring costs, partially offset by higher employee-related costs.

Interest Income (Expense), net
Interest income (expense), net includes interest income earned on our cash and cash equivalents and restricted investments, amortization of deferred financing costs, bank fees, capitalized interest for long-term property and equipment projects and interest expense under the credit and other long-term debt facilities. Refer to Note 7 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.

	Three Months Ended June 30,
	2026	2025	Change ($)	Change (%)
Interest income (expense), net	$(10,645)	$(4,051)	$(6,594)	(162.8)%
Interest expense, net increased by $6.6 million during the three months ended June 30, 2026. This was primarily due to an increase in interest expense resulting from the issuance of the Senior Notes due 2030 in June 2025 and borrowings on our revolving credit facility, partially offset by interest income earned on the restricted investments held to satisfy and discharge the Senior Notes due 2026.
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

	Three Months Ended June 30,
	2026	2025	Change ($)	Change (%)
Other income (expense), net	$(7,013)	$(4,695)	$(2,318)	(49.4)%
Other expense, net increased by $2.3 million or 49.4% during the three months ended June 30, 2026. This was primarily due to higher facility-related expenses for non-operational facilities, including our former global headquarters and former distribution facility in Rialto, California, and net losses from foreign currency hedges.
Income Tax Expense (Benefit)

	Three Months Ended June 30,
	2026	2025	Change ($)	Change (%)
Income tax expense (benefit)	$28,314	$(2,658)	$30,972	1165.2%
Income tax expense increased by $31.0 million during the three months ended June 30, 2026. Our effective tax rate for the three months ended June 30, 2026 was 97.4% as compared to 49.0% for the three months ended June 30, 2025. The increase in our effective tax rate was primarily driven by the impact of forecasted current year losses in the United States and Cyprus and associated valuation allowances along with the impact of discrete items as a percentage of the pre-tax results in each period, partially offset by a reduction of forecasted global minimum taxes.

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

Net Revenues

	Three Months Ended June 30,
	2026	2025	Change ($)	Change (%)
North America	$609,777	$670,319	$(60,542)	(9.0)%
EMEA	278,680	248,607	30,073	12.1%
Asia-Pacific	152,586	163,386	(10,800)	(6.6)%
Latin America	58,754	54,575	4,179	7.7%
Corporate Other (1)	(1,870)	(2,819)	949	33.7%
Total net revenues	$1,097,927	$1,134,068	$(36,141)	(3.2)%
(1) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program.

North America
Net revenues in our North America region decreased by $60.5 million, or 9.0% during the three months ended June 30, 2026. This was driven by a decrease in both our wholesale and direct-to-consumer channels. Within our direct-to-consumer channel, net revenues decreased in e-commerce and owned and operated retail stores.
EMEA
Net revenues in our EMEA region increased by $30.1 million, or 12.1% during the three months ended June 30, 2026. This was driven by an increase in our wholesale channel, partially offset by a decrease in our direct-to-consumer channel. Within our direct-to-consumer channel, net revenues decreased in e-commerce and were flat in owned and operated retail stores. Net revenues in our EMEA region were also positively impacted by changes in foreign exchange rates.
Asia-Pacific
Net revenues in our Asia-Pacific region decreased by $10.8 million, or 6.6% during the three months ended June 30, 2026. This was driven by a decrease in both our direct-to-consumer and wholesale channels, partially offset by an increase in license revenues. Within our direct-to-consumer channel, net revenues decreased in both ecommerce and owned and operated retail stores. Net revenues in our Asia-Pacific region were also positively impacted by changes in foreign exchange rates.
Latin America
Net revenues in our Latin America region increased by $4.2 million, or 7.7% during the three months ended June 30, 2026. This was driven by an increase in both our wholesale and direct-to-consumer channels. Within our direct-to-consumer channel, net revenues increased in owned and operated retail stores, partially offset by a decrease in e-commerce. Net revenues in our Latin America region were also positively impacted by changes in foreign exchange rates.
Corporate Other
Net revenues in Corporate Other increased by $0.9 million during the three months ended June 30, 2026. This was primarily driven by net foreign currency hedge gains related to revenues generated by entities within our operating segments.

Operating Income (Loss)

	Three Months Ended June 30,
	2026	2025	Change ($)	Change (%)
North America	$170,941	$121,437	$49,504	40.8%
EMEA	28,176	39,643	(11,467)	(28.9)%
Asia-Pacific	12,526	14,703	(2,177)	(14.8)%
Latin America	8,964	6,606	2,358	35.7%
Corporate Other (1)	(173,868)	(179,066)	5,198	2.9%
Total operating income (loss)	$46,739	$3,323	$43,416	1,306.5%
(1) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program. Corporate Other also includes expenses related to our central supporting functions.

North America
Operating income in our North America region increased by $49.5 million, or 40.8% during the three months ended June 30, 2026. This was primarily due to an increase in gross profit, lower facility-related expenses and lower non-salaried compensation expenses and lower consulting expenses, partially offset by an increase in marketing and advertising costs. The increase in gross profit was driven by tariff refunds recorded during the three months ended June 30, 2026, partially offset by lower net revenues, as discussed above.
EMEA
Operating income in our EMEA region decreased by $11.5 million, or 28.9% during the three months ended June 30, 2026. This was primarily due to higher marketing and advertising costs and higher facility-related expenses, partially offset by an increase in gross profit, driven by higher net revenues, as discussed above.
Asia-Pacific
Operating income in our Asia-Pacific region decreased by $2.2 million, or 14.8% during the three months ended June 30, 2026. This was primarily due to a decrease in gross profit, driven by lower net revenues as discussed above, partially offset by lower selling and distribution expenses.
Latin America
Operating income in our Latin America region increased by $2.4 million, or 35.7% during the three months ended June 30, 2026. This was primarily due to an increase in gross profit, driven by higher net revenues as discussed above, partially offset by higher marketing and advertising costs and higher selling and distribution expenses.
Corporate Other
Operating loss in Corporate Other decreased by $5.2 million, or 2.9% during the three months ended June 30, 2026. This was primarily driven by net foreign currency hedge gains, as discussed above, lower restructuring charges under the 2025 restructuring plan, lower marketing and advertising costs and lower salaried compensation expense. These were partially offset by higher incentive compensation expense.

LIQUIDITY AND CAPITAL RESOURCES
Our cash requirements have principally been for working capital and capital expenditures. We fund our working capital, primarily inventory, and capital investments from cash flows from operating activities, cash and cash equivalents on hand, and borrowings available under our credit and long-term debt facilities. Our working capital requirements generally reflect the seasonality in our business as we historically recognize the majority of our net revenues in the last two quarters of the calendar year. Our capital investments have generally included expanding our in-store fixture and branded concept shop program, improvements and expansion of our distribution and corporate facilities, leasehold improvements to our Brand and Factory House stores and improvements in information technology systems. Our inventory strategy is focused on continuing to meet consumer demand while improving our long-term inventory efficiency through implementation of enhanced systems and processes to improve inventory management. These systems and processes are designed to improve forecasting and supply planning capabilities. In addition, we strive to improve inventory performance through disciplined product purchasing, reduced production lead times and enhanced planning and execution of selling excess inventory through our Factory House stores and other liquidation channels.
As of June 30, 2026, we had approximately $396 million of cash and cash equivalents. We believe our cash and cash equivalents on hand, cash from operations, our ability to reduce our expenditures as needed, borrowings available to us under our amended credit agreement, our ability to access the capital markets, and other financing alternatives are adequate to meet our liquidity needs and capital expenditure requirements for at least the next twelve months.
In addition, from time to time, based on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, and subject to compliance with applicable laws and regulations, we may seek to utilize cash on hand, borrowings or raise capital to retire, repurchase or redeem our debt securities, repay debt, repurchase shares of our common stock or otherwise enter into similar transactions to support our capital structure and business or utilize excess cash flow on a strategic basis. For example, as further described below, in May 2024, our Board of Directors authorized a share repurchase program pursuant to which we are authorized to repurchase a total of $500 million of our Class C Common Stock through May 2027. As of June 30, 2026, we have repurchased a total of $115 million Class C Common Stock under this program. Additionally, in June 2025, we issued $400 million in aggregate principal amount of Senior Notes due 2030 (as defined below) and, during August 2025, we used the net proceeds from this offering, together with borrowings under our amended credit agreement and cash on hand, to satisfy and discharge the Senior Notes due 2026 (as defined below). In connection with the satisfaction and discharge, we deposited with Wilmington Trust, National Association as trustee, all amounts necessary to satisfy and discharge our obligations under the Senior Notes due 2026 through maturity. On June 15, 2026, the deposited funds were used to settle all remaining principal and interest payments to holders of the Senior Notes due 2026.
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
Refer to our "Risk Factors" section included in Part I, Item 1A of our Annual Report on Form 10-K for Fiscal 2026.
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
No shares were repurchased, under the above authorization, during the three months ended June 30, 2026 or the three months ended June 30, 2025. As of the date of this Quarterly Report on Form 10-Q, we have repurchased a total of $115 million or 18.0 million outstanding shares of our Class C Common Stock, leaving approximately $385 million remaining under our current share repurchase program.

Cash Flows
The following table presents the major components of our cash flows provided by and used in operating, investing and financing activities for the periods presented:

	Three Months Ended June 30,
	2026	2025	Change ($)
Net cash provided by (used in):
Operating activities	$109,137	$48,852	$60,285
Investing activities	585,400	(35,362)	620,762
Financing activities	(607,064)	387,303	(994,367)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(634)	9,314	(9,948)
Net increase (decrease) in cash, cash equivalents and restricted cash	$86,839	$410,107	$(323,268)
Operating Activities
Cash flows provided by operating activities increased by $60.3 million, driven by increases from changes in working capital of $45.8 million and net income before the impact of non-cash items of $14.5 million.
The changes in working capital were due to the following working capital inflows:
•$87.9 million from changes in accrued expenses and other liabilities;
•$29.7 million from changes in accounts payable;
•$7.8 million from changes in income taxes payable and receivable, net; and
•$3.0 million from changes in inventories.
These inflows were partially offset by the following outflows:
•$54.6 million from changes in other non-current assets;
•$14.4 million from changes in accounts receivable;
•$11.1 million from changes in customer refund liabilities; and
•$2.5 million from changes in prepaid expenses and other current assets.

Investing Activities
Cash flows provided by investing activities increased by $620.8 million primarily due to proceeds from restricted investments held to satisfy and discharge our $600 million Senior Notes due 2026 upon maturity. Additionally, total capital expenditures during the three months ended June 30, 2026 were $14.6 million, or approximately 1% of net revenues, representing a $20.8 million decrease from $35.4 million during the three months ended June 30, 2025.
Financing Activities
Cash flows from financing activities decreased by $994.4 million. During the three months ended June 30, 2026, we settled our $600 million Senior Notes due 2026 using proceeds from restricted investments, as discussed above. Additionally, during the three months ended June 30, 2026, we borrowed $25 million and repaid $25 million under the revolving credit facility. During the three months ended June 30, 2025, we issued $400 million of Senior Notes due 2030 (as defined below).
Capital Resources
Credit Facility
In March 2019, we entered into an amended and restated credit agreement by and among us, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (the "credit agreement"). Subsequent to the quarter end, in August 2026, we entered into the ninth amendment to the credit agreement (the credit agreement as amended, the "amended credit agreement" or the "revolving credit facility"). The amended credit agreement provides for an aggregate $1.1 billion of revolving credit commitments that has a term that ends on June 16, 2030, with permitted extensions under certain circumstances and subject to a springing maturity of 91 days prior to June 16, 2030 if, on such date, the Senior Notes due 2030 (as defined below) have not been refinanced.
During the three months ended June 30, 2026, we borrowed $25 million and made repayments of $25 million under the revolving credit facility. As of June 30, 2026, $200 million remained outstanding at a weighted average interest rate of 4.92%.
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
Up to $50.0 million of the facility may be used for the issuance of letters of credit. As of June 30, 2026, $45.5 million of letters of credit were outstanding (March 31, 2026: $45.5 million).
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
Pursuant to the ninth amendment, Under Armour Europe B.V., Under Armour Asia Limited, and Under Armour Global Limited have joined the revolving credit facility as foreign subsidiary borrowers, but have not guaranteed the obligations of the other borrowers or provided any collateral to secure the obligations under the revolving credit facility. However, pursuant to the amended credit agreement, we have guaranteed the obligations of such foreign subsidiary borrowers under the revolving credit facility.
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
Prior to entering into the ninth amendment, we were required to maintain a ratio of consolidated EBITDA to consolidated interest expense of not less than 3.50 to 1.00 (the "interest coverage covenant") and we were not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.00, or, at our election during a fiscal quarter in which a permitted acquisition with a cash purchase price exceeding $100.0 million is consummated, 3.75 to 1.00 (the "leverage covenant"). We were in compliance with the applicable covenants as of June 30, 2026. Pursuant to the ninth amendment, the interest coverage covenant was changed to require us to maintain a ratio of consolidated EBITDA to consolidated interest expense of not less than 3.00 to 1.00 and the leverage covenant was changed to not permit us to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.75 to 1.00, or, at our election during a fiscal quarter in which a permitted acquisition with a cash purchase price exceeding $100.0 million is consummated, 4.25 to 1.00, as described in more detail in the amended credit agreement.
In addition, the amended credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the amended credit agreement, will be considered an event of default under the amended credit agreement.
Borrowings under the amended credit agreement bear interest at a rate per annum equal to, at our option, either (a) an alternate base rate (for borrowings in U.S. dollars), (b) a term rate (for borrowings in U.S. dollars, Euro or Japanese Yen) or (c) a "risk free" rate (for borrowings in U.S. dollars or Pounds Sterling), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the "pricing grid") based on the leverage ratio of consolidated total indebtedness to consolidated EBITDA and ranges between 1.00% to 1.75% (or, in the case of alternate base loans 0.00% to 0.75%). We will also pay a commitment fee determined in accordance with the pricing grid on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of June 30, 2026, the commitment fee was 22.5 basis points.

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
The satisfaction and discharge represented an in-substance defeasance (as defined under ASC Topic 405 "Liabilities"). Therefore, the Senior Notes due 2026 and the related trust assets remained on our Consolidated Balance Sheets as of March 31, 2026. On June 15, 2026, the deposited funds were used to settle all remaining principal and interest payments to holders of the Senior Notes due 2026.
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

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS
Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). To prepare these financial statements, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosures of contingent assets and liabilities. Our estimates are often based on judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. Actual results could be significantly different from these estimates.
As the impacts of major global events, including recent and potential changes in global trade policy, continue to evolve, estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require increased judgment. The extent to which the evolving events impact our financial statements will depend on a number of factors including, but not limited to, any new information that may emerge concerning the severity of these major events and the actions that governments around the world may take in response. While we believe we have made appropriate accounting estimates and assumptions based on the facts and circumstances available as of this reporting date, we may experience further impacts based on long-term effects on our customers and the countries in which we operate. For a summary of our significant accounting policies, refer to Note 2 of our Consolidated Financial Statements, included in Part II, Item 8 of our Annual Report on Form 10-K for Fiscal 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes to our market risk since March 31, 2026. For a discussion of our exposure to market risk, refer to Part II, Item 7A of our Annual Report on Form 10-K for Fiscal 2026.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we have been involved in litigation and other proceedings, including matters related to commercial disputes and intellectual property, as well as trade, regulatory and other claims related to our business. Refer to Note 8 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on certain legal proceedings, which is incorporated by reference herein.

ITEM 1A. RISK FACTORS
Our results of operations and financial condition could be adversely affected by numerous risks. In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for Fiscal 2026. These are not the only risks and uncertainties facing us. Additional risks not currently known to us or that we currently believe are immaterial may also negatively impact our business, financial condition, results of operations and future prospects.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer purchases of equity securities:
The following table sets forth repurchases of our Class C Common Stock during the three months ended June 30, 2026 under the three-year $500 million share repurchase program authorized by our Board of Directors in May 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximately Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
04/01/2026 to 04/30/2026	—	$—	—	$385.0
05/01/2026 to 05/31/2026	—	$—	—	$385.0
06/01/2026 to 06/30/2026	—	$—	—	$385.0

ITEM 5. OTHER INFORMATION
(a)
On August 4, 2026, Under Armour, Inc. (“Under Armour” or the “Company”) entered into Amendment No. 9 (the “Ninth Amendment”) to the Amended and Restated Credit Agreement, dated as of March 8, 2019, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (the “Initial Credit Agreement”), as amended by Amendment No. 1, dated as of May 12, 2020 (the “First Amendment”), Amendment No. 2, dated as of May 17, 2021 (the “Second Amendment”), Amendment No. 3, dated as of December 3, 2021 (the “Third Amendment”), Technical Modification, dated February 4, 2023 (the “Technical Modification”), Amendment No. 4, dated as of March 6, 2024 (the “Fourth Amendment”), Amendment No. 5, dated as of July 3, 2024 (the “Fifth Amendment”). Amendment No. 6, dated as of March 7, 2025 (the “Sixth Amendment”), Amendment No. 7, dated as of June 16, 2025 (the “Seventh Amendment”) and Amendment No. 8, dated as of July 30, 2025 (the “Eighth Amendment”). The Initial Credit Agreement as amended by the First Amendment, the Second Amendment, the Third Amendment, the Technical Modification, the Fourth Amendment, the Fifth Amendment, the Sixth Amendment, the Seventh Amendment and the Eighth Amendment is referred to herein as the “Existing Credit Agreement,” and the Existing Credit Agreement as amended by the Ninth Amendment is referred to herein as the “Amended Credit Agreement.”
The Amended Credit Agreement provides for a revolving credit facility commitment of $1,100.0 million, consistent with the Existing Credit Agreement. The material changes effected to the terms of the Existing Credit Agreement by the Ninth Amendment include the following: (i) adding Under Armour Europe B.V., Under Armour Asia Limited and Under Armour Global Limited as foreign subsidiary borrowers (the “Foreign Subsidiary Borrowers”); (ii)

modifying cash netting for purposes of consolidated total indebtedness; (iii) modifying the maximum leverage ratio and minimum interest coverage ratio financial covenants; (iv) allowing all interest income to offset interest expense for covenant calculation purposes; and (v) amending certain negative covenants.
The Amended Credit Agreement continues to be primarily secured by a first-priority security interest in substantially all of the assets of the Company and its domestic subsidiaries that are subsidiary guarantors (including a pledge of 65% of the voting equity and 100% of the non-voting equity of certain significant first-tier foreign subsidiaries, but excluding real property, capital stock in and debt of subsidiaries of the Company holding certain real property and other customary exceptions); however, the Amended Credit Agreement provides for the permanent fall away of guarantees and collateral upon the Company’s achievement of investment grade rating from two rating agencies. The Foreign Subsidiary Borrowers have not guaranteed the obligations of the other borrowers or provided any collateral to secure the obligations under the revolving credit facility. However, the Company has guaranteed the obligations of the Foreign Subsidiary Borrowers under the revolving credit facility.
The foregoing does not constitute a complete summary of the terms of the Ninth Amendment or the Amended Credit Agreement, and reference is made to the complete text of the Ninth Amendment (which includes the full text of the Amended Credit Agreement), which is filed as Exhibit 10.01 and incorporated by reference herein.

(c)
During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description
10.01	Amendment No. 9, dated August 4, 2026, to the Amended and Restated Credit Agreement, dated March 8, 2019, by and among Under Armour, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto.
31.01	Section 302 Chief Executive Officer Certification.
31.02	Section 302 Chief Financial Officer Certification.
32.01	Section 906 Chief Executive Officer Certification.
32.02	Section 906 Chief Financial Officer Certification.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNDER ARMOUR, INC.

By:	/s/ REZA TALEGHANI
Reza Taleghani
Chief Financial Officer
Date: August 7, 2026