Form 10-Q
period 2026-09-30
Under Armour, Inc.
filed 2026-11-06
CIK 1336917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 30, 2026 there were 188,839,506 shares of Class A Common Stock, 34,450,000 shares of Class B Convertible Common Stock and 206,666,000 shares of Class C Common Stock outstanding.

UNDER ARMOUR, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UNDER ARMOUR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; In thousands, except share data)

	September 30, 2026	March 31, 2026
Assets
Current assets
Cash and cash equivalents	$284,550	$309,168
Accounts receivable, net of allowance for doubtful accounts of $8,338 and $5,018 as of September 30, 2026 and March 31, 2026, respectively	658,068	681,861
Inventories	1,075,939	914,751
Restricted investments (Note 7)	—	605,396
Prepaid expenses and other current assets, net	225,294	207,507
Total current assets	2,243,851	2,718,683
Property and equipment, net (Note 3)	567,154	598,953
Operating lease right-of-use assets (Note 4)	467,205	429,622
Goodwill (Note 5)	493,958	492,768
Intangible assets, net	4,444	4,471
Deferred income taxes (Note 15)	51,217	52,282
Other long-term assets	113,738	118,915
Total assets	$3,941,567	$4,415,694
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt (Note 7)	$—	$599,835
Accounts payable	535,869	420,077
Accrued expenses	275,569	331,391
Customer refund liabilities (Note 10)	129,652	126,097
Operating lease liabilities (Note 4)	155,979	153,050
Other current liabilities	56,278	46,336
Total current liabilities	1,153,347	1,676,786
Long-term debt, net of current maturities (Note 7)	580,409	590,609
Operating lease liabilities, non-current (Note 4)	617,244	596,139
Other long-term liabilities	139,162	137,800
Total liabilities	2,490,162	3,001,334
Commitments and Contingencies (Note 8)

Stockholders' equity (Note 9)
Class A Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of September 30, 2026 and March 31, 2026; 188,839,506 shares issued and outstanding as of September 30, 2026 (March 31, 2026: 188,839,506)	63	63
Class B Convertible Common Stock, $0.0003 1/3 par value; 34,450,000 shares authorized, issued and outstanding as of September 30, 2026 and March 31, 2026	11	11
Class C Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of September 30, 2026 and March 31, 2026; 206,544,611 shares issued and outstanding as of September 30, 2026 (March 31, 2026: 202,927,051)	68	67
Additional paid-in capital	1,301,865	1,278,429
Retained earnings	209,334	217,352
Accumulated other comprehensive income (loss)	(59,936)	(81,562)
Total stockholders' equity	1,451,405	1,414,360
Total liabilities and stockholders' equity	$3,941,567	$4,415,694
See accompanying notes.

UNDER ARMOUR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited; In thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Net revenues (Note 10)	$1,241,743	$1,333,380	$2,339,670	$2,467,448
Cost of goods sold	658,150	702,796	1,162,245	1,290,368
Gross profit	583,593	630,584	1,177,425	1,177,080
Selling, general and administrative expenses	557,443	581,632	1,100,528	1,111,977
Restructuring charges (Note 11)	11,359	31,906	15,367	44,734
Income (loss) from operations	14,791	17,046	61,530	20,369
Interest income (expense), net	(8,284)	(8,605)	(18,929)	(12,656)
Other income (expense), net	(8,913)	(942)	(15,926)	(5,637)
Income (loss) before income taxes	(2,406)	7,499	26,675	2,076
Income tax expense (benefit) (Note 15)	(2,372)	25,940	25,942	23,282
Income (loss) from equity method investments	(391)	(373)	(613)	(220)
Net income (loss)	$(425)	$(18,814)	$120	$(21,426)

Basic net income (loss) per share of Class A, B and C common stock (Note 16)	$0.00	$(0.04)	$0.00	$(0.05)
Diluted net income (loss) per share of Class A, B and C common stock (Note 16)	$0.00	$(0.04)	$0.00	$(0.05)

Weighted average common shares outstanding Class A, B and C common stock
Basic	429,679	428,350	428,729	427,736
Diluted	429,679	428,350	432,873	427,736
See accompanying notes.

UNDER ARMOUR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; In thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$(425)	$(18,814)	$120	$(21,426)
Other comprehensive income (loss):
Foreign currency translation adjustment	3,257	(1,916)	13,721	27,620
Unrealized gain (loss) on cash flow hedges, net of tax benefit (expense) of $(4,329) and $(4,714) for the three months ended September 30, 2026 and 2025, respectively; $(3,525) and $12,013 for the six months ended September 30, 2026 and 2025, respectively.	8,570	12,742	5,633	(36,169)
Gain (loss) on intra-entity foreign currency transactions	834	1,186	2,272	2,038
Total other comprehensive income (loss)	12,661	12,012	21,626	(6,511)
Comprehensive income (loss)	$12,236	$(6,802)	$21,746	$(27,937)
See accompanying notes.

UNDER ARMOUR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; In thousands)

	Class A Common Stock		Class B Convertible Common Stock		Class C Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of June 30, 2026	188,840	$63	34,450	$11	206,177	$68	$1,290,157	$210,414	$(72,597)	$1,428,116
Shares withheld for employee tax obligations on stock-based compensation arrangements	—	—	—	—	(125)	—	—	(655)	—	(655)
Excise tax on repurchases of common stock	—	—	—	—	—	—	100	—	—	100
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	493	—	449	—	—	449
Stock-based compensation expense	—	—	—	—	—	—	11,159	—	—	11,159
Comprehensive income (loss)	—	—	—	—	—	—	—	(425)	12,661	12,236
Balance as of September 30, 2026	188,840	$63	34,450	$11	206,545	$68	$1,301,865	$209,334	$(59,936)	$1,451,405

	Class A Common Stock		Class B Convertible Common Stock		Class C Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of June 30, 2025	188,823	$63	34,450	$11	205,417	$68	$1,250,568	$736,180	$(112,461)	$1,874,429
Shares withheld for employee tax obligations on stock-based compensation arrangements	—	—	—	—	(51)	—	—	(251)	—	(251)
Excise tax on repurchases of common stock	—	—	—	—	—	—	(114)	—	—	(114)
Class C Common Stock repurchased	—	—	—	—	(5,176)	(2)	—	(24,998)	—	(25,000)
Issuance of Class A Common Stock, net of forfeitures	11	—	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	264	—	622	—	—	622
Stock-based compensation expense	—	—	—	—	—	—	12,794	—	—	12,794
Comprehensive income (loss)	—	—	—	—	—	—	—	(18,814)	12,012	(6,802)
Balance as of September 30, 2025	188,834	$63	34,450	$11	200,454	$66	$1,263,870	$692,117	$(100,449)	$1,855,678
See accompanying notes.

UNDER ARMOUR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; In thousands)

	Class A Common Stock		Class B Convertible Common Stock		Class C Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of March 31, 2026	188,840	$63	34,450	$11	202,927	$67	$1,278,429	$217,352	$(81,562)	$1,414,360
Shares withheld for employee tax obligations on stock-based compensation arrangements	—	—	—	—	(1,625)	—	—	(8,138)	—	(8,138)
Excise tax on repurchases of common stock	—	—	—	—	—	—	100	—	—	100
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	5,243	1	867	—	—	868
Stock-based compensation expense	—	—	—	—	—	—	22,469	—	—	22,469
Comprehensive income (loss)	—	—	—	—	—	—	—	120	21,626	21,746
Balance as of September 30, 2026	188,840	$63	34,450	$11	206,545	$68	$1,301,865	$209,334	$(59,936)	$1,451,405

	Class A Common Stock		Class B Convertible Common Stock		Class C Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of March 31, 2025	188,823	$63	34,450	$11	202,721	$67	$1,237,798	$746,277	$(93,938)	$1,890,278
Shares withheld for employee tax obligations on stock-based compensation arrangements	—	—	—	—	(1,285)	—	—	(7,736)	—	(7,736)
Excise tax on repurchases of common stock	—	—	—	—	—	—	(114)	—	—	(114)
Class C Common Stock repurchased	—	—	—	—	(5,176)	(2)	—	(24,998)	—	(25,000)
Issuance of Class A Common Stock, net of forfeitures	11	—	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	4,194	1	1,173	—	—	1,174
Stock-based compensation expense	—	—	—	—	—	—	25,013	—	—	25,013
Comprehensive income (loss)	—	—	—	—	—	—	—	(21,426)	(6,511)	(27,937)
Balance as of September 30, 2025	188,834	$63	34,450	$11	200,454	$66	$1,263,870	$692,117	$(100,449)	$1,855,678

See accompanying notes.

UNDER ARMOUR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; In thousands)

	Six Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income (loss)	$120	$(21,426)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	49,832	56,245
Unrealized foreign currency exchange rate (gain) loss	2,990	4,178
Loss on disposal of property and equipment	479	3,932
Non-cash restructuring and impairment charges (recoveries)	7,073	29,052
Amortization of bond premium and debt issuance costs	1,318	1,330
Stock-based compensation	22,469	25,013
Deferred income taxes	625	(20,456)
Changes in reserves and allowances	12,268	(1,794)
Changes in operating assets and liabilities:
Accounts receivable	21,761	(15,240)
Inventories	(168,034)	(86,416)
Prepaid expenses and other current assets	(14,259)	(25,524)
Other long-term assets	(38,655)	(20,783)
Accounts payable	108,880	58,045
Accrued expenses and other liabilities	(1,348)	(29,414)
Customer refund liabilities	3,756	(10,862)
Income taxes payable and receivable	10,790	33,142
Net cash provided by (used in) operating activities	20,065	(20,978)
Cash flows from investing activities
Purchases of property and equipment	(27,233)	(55,851)
Purchase of restricted investment	—	(601,235)
Proceeds from restricted investment to settle satisfied and discharged debt	600,000	—
Purchase of UNLESS COLLECTIVE, Inc, net of cash acquired	—	(500)
Net cash provided by (used in) investing activities	572,767	(657,586)
Cash flows from financing activities
Common stock repurchased	—	(25,000)
Proceeds from long-term debt and revolving credit facility	200,000	600,000
Repayment of long-term debt and revolving credit facility	(210,000)	—
Settlement of satisfied and discharged debt	(600,000)	—
Employee taxes paid for shares withheld for income taxes	(8,138)	(7,736)
Excise tax paid on repurchases of common stock	—	(743)
Proceeds from exercise of stock options and other stock issuances	868	1,174
Payments of debt financing costs	(1,294)	(7,233)
Net cash provided by (used in) financing activities	(618,564)	560,462
Effect of exchange rate changes on cash, cash equivalents and restricted cash	589	2,822
Net increase (decrease) in cash, cash equivalents and restricted cash	(25,143)	(115,280)
Cash, cash equivalents and restricted cash
Beginning of period	312,061	515,051
End of period	$286,918	$399,771

Non-cash investing and financing activities
Accrual for property and equipment	$2,242	$7,306

Reconciliation of cash, cash equivalents and restricted cash	September 30, 2026	September 30, 2025
Cash and cash equivalents	$284,550	$395,991
Restricted cash	2,368	3,780
Total cash, cash equivalents and restricted cash	$286,918	$399,771

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
The unaudited Condensed Consolidated Balance Sheets as of September 30, 2026, is derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2026 ("Fiscal 2026"), filed with the SEC on May 19, 2026 ("Annual Report on Form 10-K for Fiscal 2026"), which should be read in conjunction with these unaudited Condensed Consolidated Financial Statements. The unaudited results for the three and six months ended September 30, 2026, are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2027 ("Fiscal 2027"), or any other portion thereof.
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

NOTE 3. PROPERTY AND EQUIPMENT

	September 30, 2026	March 31, 2026
Leasehold and tenant improvements	$403,229	$430,441
Furniture, fixtures and displays	159,454	187,291
Buildings and building improvements	303,120	271,638
Software	241,781	251,707
Office equipment	116,874	128,347
Plant equipment	149,750	148,828
Land	74,460	74,460
Construction in progress (1)	14,500	18,750
Other	18,797	13,513
Subtotal property and equipment	1,481,965	1,524,975
Accumulated depreciation	(914,811)	(926,022)
Property and equipment, net	$567,154	$598,953
(1) Construction in progress primarily includes costs incurred for leasehold improvements and in-store fixtures and displays not yet placed in use.
Depreciation expense related to property and equipment for the three and six months ended September 30, 2026 was $24.4 million and $49.8 million, respectively (three and six months ended September 30, 2025: $26.9 million and $55.6 million, respectively). During the six months ended September 30, 2026, the Company retired $56.0 million of fully depreciated assets and related accumulated depreciation for assets no longer in service.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Operating lease costs	$38,825	$41,393	$76,927	$82,428
Variable lease costs	$17,521	$22,438	$32,429	$40,727
The Company subleases certain excess office facilities, retail space and warehouse space to third parties. Sublease income for the three and six months ended September 30, 2026 was $2.5 million and $4.9 million, respectively (three and six months ended September 30, 2025: $3.1 million and $6.4 million, respectively).

The weighted average remaining lease term and discount rate for the periods indicated below were as follows:

	September 30, 2026	March 31, 2026
Weighted average remaining lease term (in years)	6.23	6.38
Weighted average discount rate	5.03%	4.85%
Supplemental Cash Flow Information
The following table presents supplemental information relating to cash flows arising from lease transactions:

	Six Months Ended September 30,
	2026	2025
Operating cash outflows from operating leases	$99,207	$87,469
Leased assets obtained in exchange for new operating lease liabilities	$99,529	$53,412
Maturity of Lease Liabilities
The following table presents the future minimum lease payments under the Company's operating lease liabilities as of September 30, 2026:

Fiscal year ending March 31,
2027 (six months ending)	$96,126
2028	181,470
2029	146,760
2030	116,631
2031	86,923
2032 and thereafter	267,911
Total lease payments	$895,821
Less: Interest	122,598
Total present value of lease liabilities	$773,223
As of September 30, 2026, the Company has additional operating lease obligations that have not yet commenced of approximately $6.2 million, which are not reflected in the table above.

NOTE 5. GOODWILL
The following table summarizes changes in the carrying amount of the Company's goodwill by reportable segment as of the periods indicated:

	North America	EMEA	Asia-Pacific	Total
Balance as of March 31, 2026	$309,487	$107,201	$76,080	$492,768
Effect of currency translation adjustment	—	(453)	1,643	1,190
Balance as of September 30, 2026	$309,487	$106,748	$77,723	$493,958

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
The Company’s outstanding payment obligations under this program were $210.4 million as of September 30, 2026 (March 31, 2026: $153.1 million).

NOTE 7. CREDIT FACILITY AND OTHER LONG-TERM DEBT

	September 30, 2026	March 31, 2026
Credit Facility	$190,000	$200,000
3.25% Senior Notes due 2026	—	600,000
7.25% Senior Notes due 2030	400,000	400,000
Total principal payments due	590,000	1,200,000

Unamortized debt discount on Senior Notes due 2026	—	(53)
Unamortized debt issuance costs - Credit facility	(5,207)	(4,435)
Unamortized debt issuance costs - Senior Notes due 2026	—	(112)
Unamortized debt issuance costs - Senior Notes due 2030	(4,384)	(4,956)
Total amount outstanding	580,409	1,190,444
Less:
Current portion of long-term debt:
3.25% Senior Notes due 2026	—	600,000
Unamortized debt discount on Senior Notes due 2026	—	(53)
Unamortized debt issuance costs - Senior Notes due 2026	—	(112)
Total current portion of long-term debt	—	599,835

Total non-current portion of long-term debt	$580,409	$590,609
Credit Facility
In March 2019, the Company entered into an amended and restated credit agreement by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (the "credit agreement"). In August 2026, the Company entered into the ninth amendment to the credit agreement (the "amended credit agreement" or the "revolving credit facility"). The amended credit agreement provides for an aggregate $1.1 billion of revolving credit commitments that has a term that ends on June 16, 2030, with permitted extensions under certain circumstances and subject to a springing maturity of 91 days prior to June 16, 2030 if, on such date, the Senior Notes due 2030 (as defined below) have not been refinanced.
During the six months ended September 30, 2026, the Company borrowed $200.0 million and made repayments of $210.0 million under the revolving credit facility. As of September 30, 2026, $190.0 million remained outstanding at a weighted average interest rate of 4.98%.
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
Up to $50.0 million of the facility may be used for the issuance of letters of credit. As of September 30, 2026, $45.1 million of letters of credit were outstanding (March 31, 2026: $45.5 million).
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
The Company's subsidiaries Under Armour Europe B.V., Under Armour Asia Limited and Under Armour Global Limited are foreign subsidiary borrowers under the amended credit agreement. The Company has guaranteed the obligations of the foreign subsidiary borrowers under the revolving credit facility, but the foreign subsidiary borrowers have not guaranteed the obligations of the other borrowers or provided any collateral to secure the obligations under the revolving credit facility.
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
The Company is also required to maintain a ratio of consolidated EBITDA to consolidated interest expense of not less than 3.00 to 1.00 (the "interest coverage covenant") and the Company is not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.75 to 1.00, or, at the election of the Company during a fiscal quarter in which a permitted acquisition with a cash purchase price exceeding $100.0 million is consummated, 4.25 to 1.00 (the "leverage covenant"), as described in more detail in the amended credit agreement. The Company was in compliance with the applicable covenants as of September 30, 2026.
In addition, the amended credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the amended credit agreement, will be considered an event of default under the amended credit agreement.
Borrowings under the amended credit agreement bear interest at a rate per annum equal to, at the Company's option, either (a) an alternate base rate (for borrowings in U.S. dollars), (b) a term rate (for borrowings in U.S. dollars, Euro or Japanese Yen) or (c) a "risk free" rate (for borrowings in U.S. dollars or Pounds Sterling), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the "pricing grid") based on the leverage ratio of consolidated total indebtedness to consolidated EBITDA and ranges between 1.00% to 1.75% (or, in the case of alternate base loans, 0.00% to 0.75%). The Company will also pay a commitment fee determined in accordance with the pricing grid on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of September 30, 2026, the commitment fee was 20.0 basis points.
3.25% Senior Notes
In June 2016, the Company issued $600.0 million in aggregate principal amount of 3.25% senior unsecured notes, which matured on June 15, 2026 (the "Senior Notes due 2026"). The Senior Notes due 2026 bore interest at a fixed rate of 3.25% per annum, which was payable semi-annually on June 15 and December 15 beginning on December 15, 2016. The Company incurred and deferred $5.4 million in financing costs in connection with the Senior Notes due 2026.
In August 2025, using the net proceeds from the Senior Notes due 2030 (as defined below), together with borrowings under the amended credit agreement and cash on hand, the Company satisfied and discharged the Senior Notes due 2026 by irrevocably depositing funds in an amount sufficient to satisfy all remaining principal and interest payments. These funds were deposited with Wilmington Trust, National Association as trustee under the indenture dated as of June 13, 2016, as supplemented by First Supplemental Indenture dated as of June 13, 2016 (the "Indenture"). The satisfaction and discharge represented an in-substance defeasance (as defined under ASC Topic 405 "Liabilities"). Therefore, the Senior Notes due 2026 and the related trust assets remained on the Company’s Consolidated Balance Sheets until they matured on June 15, 2026, at which time the deposited funds were used to settle all remaining principal and interest payments to holders of the Senior Notes due 2026.
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
Interest Expense
Interest expense, which includes amortization of deferred financing costs, bank fees, capitalized interest for long term property and equipment projects and interest expense under the credit and other long-term debt facilities, including defeased debt, was $12.4 million and $28.0 million for the three and six months ended September 30, 2026, respectively (three and six months ended September 30, 2025: $14.9 million and $21.7 million, respectively).
Maturity of Long-Term Debt
The following are the scheduled maturities of long-term debt as of September 30, 2026:

Fiscal year ending March 31,
2027 (six months ending)	$—
2028	—
2029	—
2030	—
2031	590,000
2032 and thereafter	—
Total scheduled maturities of long-term debt	$590,000
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
In connection with previously disclosed and now concluded matters, including a consolidated securities class action (the "Consolidated Securities Action"), shareholder derivative lawsuits and government investigations, the Company provided notice of claims under multiple director and officer liability insurance policy periods. While the Company’s director and officer insurance carriers from each policy period have funded a portion of the payment in connection with the previously disclosed settlement of the Consolidated Securities Action, the Company remains in litigation with certain of its insurance carriers regarding coverage with respect to one of these policy periods. On January 20, 2026, the U.S. Court of Appeals for the Fourth Circuit issued a decision requiring the Company to repay $90 million of insurance proceeds previously funded by the insurance carriers for the settlement amount and defense costs from the Consolidated Securities Action. The Company filed a petition for rehearing, which was denied. The Company repaid the $90 million during Fiscal 2026. The case was remanded to the U.S. District Court for the District of Maryland for further proceedings, including a ruling on the insurance carriers' request for prejudgment interest totaling $8.5 million. On July 7, 2026, the District Court denied the carriers' request. Five of the insurance carriers have appealed the District Court ruling. As of September 30, 2026, the Company has accrued $5.3 million in respect of these legal proceeding contingencies within accrued expenses on the Condensed Consolidated Balance Sheets.
IEEPA Tariffs
On February 20, 2026, the U.S. Supreme Court issued a ruling, which invalidated certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). In April 2026, the IEEPA refund process was launched and the Company started evaluating and, where appropriate, pursuing potential reimbursement of certain IEEPA tariffs previously paid. As of September 30, 2026, the Company has received approximately $117 million in cash refunds. As a result, during the six months ended September 30, 2026, the Company recognized a net benefit of approximately $70 million in cost of goods sold related to the recovery of tariff costs previously recognized during Fiscal 2026. Additional tariff recoveries recognized primarily offset tariff costs associated with inventory sold during the current fiscal year and therefore did not result in an incremental net benefit to cost of goods sold.

NOTE 9. STOCKHOLDERS' EQUITY
The Company's Class A Common Stock and Class B Convertible Common Stock have an authorized number of 400.0 million shares and 34.45 million shares, respectively, and each have a par value of $0.0003 1/3 per share as of September 30, 2026. Holders of Class A Common Stock and Class B Convertible Common Stock have identical rights, including liquidation preferences, except that the holders of Class A Common Stock are entitled to one vote per share and holders of Class B Convertible Common Stock are entitled to 10 votes per share on all matters submitted to a stockholder vote. Class B Convertible Common Stock may only be held by Kevin Plank, the Company's founder, President and Chief Executive Officer, or a related party of Mr. Plank, as defined in the Company's charter. As a result, Mr. Plank has a majority voting control over the Company. Upon the transfer of shares of Class B Convertible Common Stock to a person other than Mr. Plank or a related party of Mr. Plank, the shares automatically convert into shares of Class A Common Stock on a one-for-one basis. In addition, all of the outstanding shares of Class B Convertible Common Stock will automatically convert into shares of Class A Common Stock on a one-for-one basis upon the death or disability of Mr. Plank or on the record date for any stockholders' meeting upon which the shares of Class A Common Stock and Class B Convertible Common Stock beneficially owned by Mr. Plank is less than 15% of the total shares of Class A Common Stock and Class B Convertible Common Stock outstanding or upon the other events specified in the Class C Articles Supplementary to the

Company's charter as documented below. Holders of the Company's common stock are entitled to receive dividends when and if authorized and declared out of assets legally available for the payment of dividends.
The Company's Class C Common Stock has an authorized number of 400.0 million shares and has a par value of $0.0003 1/3 per share as of September 30, 2026. The terms of the Class C Common Stock are substantially identical to those of the Company's Class A Common Stock, except that the Class C Common Stock has no voting rights (except in limited circumstances), will automatically convert into Class A Common Stock under certain circumstances and includes provisions intended to ensure equal treatment of Class C Common Stock and Class B Convertible Common Stock in certain corporate transactions, such as mergers, consolidations, statutory share exchanges, conversions or negotiated tender offers, and including consideration incidental to these transactions.
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
No shares were repurchased during the three and six months ended September 30, 2026. During the three and six months ended September 30, 2025, under the above authorization, the Company repurchased $25.0 million of Class C Common Stock and received a total of 5.2 million shares, which were immediately retired. The shares of Class C Common Stock were repurchased in the open market at prevailing market prices under a plan designed to comply with Rule 10b5-1 and Rule 10b-18 under the Securities and Exchange Act of 1934, as amended, with the timing and actual number of shares repurchased depending upon market conditions and other factors. As a result $25.0 million was recorded to retained earnings to reflect the difference between the market price of the Class C Common Stock repurchased and its par value. No shares were repurchased during the three months ended June 30, 2025.
As of the date of this Quarterly Report on Form 10-Q, the Company has repurchased a total of $115 million or 18.0 million outstanding shares of its Class C Common Stock, leaving approximately $385 million remaining under its current share repurchase program.

NOTE 10. REVENUES
The following tables summarize the Company's net revenues, disaggregated by product category and distribution channels:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Net revenues by product category:
Apparel	$880,038	$936,483	$1,614,073	$1,683,075
Footwear	233,985	263,626	479,247	529,481
Accessories	104,896	113,077	200,590	213,155
Net sales	1,218,919	1,313,186	2,293,910	2,425,711
License revenues	27,792	28,984	52,598	53,346
Corporate Other	(4,968)	(8,790)	(6,838)	(11,609)
Total net revenues	$1,241,743	$1,333,380	$2,339,670	$2,467,448

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Net revenues by distribution channel:
Wholesale	$724,991	$775,050	$1,363,459	$1,424,100
Direct-to-consumer	493,928	538,136	930,451	1,001,611
Net sales	1,218,919	1,313,186	2,293,910	2,425,711
License revenues	27,792	28,984	52,598	53,346
Corporate Other	(4,968)	(8,790)	(6,838)	(11,609)
Total net revenues	$1,241,743	$1,333,380	$2,339,670	$2,467,448

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

	September 30, 2026	March 31, 2026
Customer refund liability	$129,652	$126,097
Inventory associated with reserves for sales returns	$27,842	$28,537
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
The following table summarizes the change in the contract liabilities balance during the six months ended September 30, 2026, which primarily results from the timing differences between the Company's satisfaction of performance obligations and the customer's payment.

Total Contract Liabilities
Balance as of March 31, 2026	$28,748
Revenues deferred	31,732
Revenues recognized (1)(2)	(32,691)
Foreign exchange and other	(1,211)
Balance as of September 30, 2026	$26,578
(1) Includes approximately $3.8 million of revenue from gift cards, including breakage, that were previously included in contract liabilities as of March 31, 2026.
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
As of September 30, 2026, the Company has recorded $279.7 million of restructuring and related charges under the 2025 restructuring plan. The 2025 restructuring plan is expected to be substantially complete by December 31, 2026.
Restructuring and related charges are excluded from the Company's segment profitability measures. The Company reports restructuring and related charges within Corporate Other, which is designed to provide increased transparency and comparability of operating segments' performance. The restructuring and related charges for the three months ended September 30, 2026 included $10.9 million relating to North America, $1.6 million relating to EMEA and $0.8 million relating to Asia-Pacific. The restructuring and related charges for the six months ended September 30, 2026 primarily included $17.5 million relating to North America and $1.3 million relating to Asia-Pacific. The restructuring and related charges for the three and six months ended September 30, 2025 were primarily related to North America.
The following table summarizes the costs recorded during the periods indicated in connection with the 2025 restructuring plan:

	Three Months Ended September 30,		Six Months Ended September 30,		Estimated Restructuring and Related Charges
	2026	2025	2026	2025	Remaining to be incurred	Total to be incurred
Costs recorded in cost of goods sold:
Inventory-related costs	$—	$—	$—	$—
Total costs recorded in cost of goods sold	$—	$—	$—	$—	$—	$13,193
Costs recorded in restructuring charges:
Employee-related costs	$2,211	$3,979	$7,649	$8,628
Facility-related costs(1)	8,942	21,947	7,342	28,258
Other restructuring costs	206	5,980	376	7,848
Total costs recorded in restructuring charges	$11,359	$31,906	$15,367	$44,734	$18,678	$219,733
Costs recorded in selling, general and administrative expenses:
Employee-related costs	$(251)	$719	$(668)	$719
Other transformation initiatives	2,263	3,726	4,323	11,985
Total costs recorded in selling, general and administrative expenses	$2,012	$4,445	$3,655	$12,704	$6,631	$72,074
Total restructuring and related charges	$13,371	$36,351	$19,022	$57,438	$25,309	$305,000
(1) Facility-related costs for the three and six months ended September 30, 2025 includes an impairment charge of $15.9 million relating to the previously disclosed decision to exit the Company's distribution facility in Rialto, California.

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
A summary of the activity in the restructuring reserve related to the Company's 2025 restructuring plan for the six months ended September 30, 2026 is as follows:

	Employee-Related Costs	Facility-Related Costs	Other Restructuring Related Costs	Total
Balance as of March 31, 2026	$721	$551	$1,886	$3,158
Net additions (recoveries) charged to expense (1)	7,649	303	343	8,295
Cash payments	(6,096)	(747)	(1,941)	(8,784)
Foreign exchange and other	10	1	2	13
Balance as of September 30, 2026	$2,284	$108	$290	$2,682
(1) Amount excludes non-cash charges of $7.1 million, primarily facility-related, that were recorded during the six months ended September 30, 2026.

NOTE 12. STOCK-BASED COMPENSATION
The Under Armour, Inc. Fifth Amended and Restated 2005 Omnibus Long-Term Incentive Plan as amended (the "2005 Plan") provides for the issuance of stock options, restricted stock, restricted stock units and other equity awards to officers, directors, key employees and other persons. The 2005 Plan terminates in 2036. As of September 30, 2026, 8.4 million Class A shares and 30.2 million Class C shares are available for future grants of awards under the 2005 Plan.
Awards Granted to Employees and Non-Employee Directors
Total stock-based compensation expense associated with awards granted to employees and non-employee directors for the three and six months ended September 30, 2026 was $11.0 million and $22.1 million, respectively (three and six months ended September 30, 2025: $11.2 million and $21.9 million, respectively). As of September 30, 2026, the Company had $85.0 million of unrecognized compensation expense related to these awards expected to be recognized over a weighted average period of 2.29 years. The unrecognized expense does not include any expense related to performance-based restricted stock unit awards for which the performance targets have been deemed improbable as of September 30, 2026. Refer to "Stock Options" and "Restricted Stock and Restricted Stock Unit Awards" below for further information on these awards.
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
The receipt of the shares otherwise deliverable upon vesting of the restricted stock units automatically defers into deferred stock units under the DSU Plan. Under the DSU Plan each deferred stock unit represents the Company’s obligation to issue one share of the Company's Class A or Class C Common Stock with the shares delivered six months following the termination of the director's service. The Company had 1.6 million deferred stock units outstanding as of September 30, 2026.

Employee Stock Purchase Plan
The Company's Employee Stock Purchase Plans (the "ESPPs") allow for the purchase of Class A Common Stock and Class C Common Stock by all eligible employees at a 15% discount from fair market value subject to certain limits as defined in the ESPPs. As of September 30, 2026, the Company had 2.7 million Class A shares and 1.5 million Class C shares available for future purchases under the ESPPs. During the three and six months ended September 30, 2026, 0.1 million and 0.2 million Class C shares were purchased under the ESPPs, respectively (three and six months ended September 30, 2025: 0.2 million and 0.3 million Class C shares, respectively).
Awards granted to Certain Marketing and Other Partners
In addition to the plans discussed above, the Company may also, from time to time, issue deferred stock units or restricted stock units to certain marketing and other partners in connection with their entering into endorsement or other service agreements with the Company. The terms of each agreement set forth the number of units to be granted and the delivery dates for the shares, which range over a multi-year period, depending on the contract. Total stock-based compensation expense related to these awards for the three and six months ended September 30, 2026 was $0.1 million and $0.4 million, respectively (three and six months ended September 30, 2025: $1.6 million and $3.4 million, respectively). As of September 30, 2026, the Company had $0.6 million of unrecognized compensation expense associated with these awards expected to be recognized over a weighted average period of 1.01 years.
Summary by Award Classification:
Stock Options
A summary of the Company's stock options activity for the six months ended September 30, 2026 is presented below:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value
Outstanding as of March 31, 2026	2,576	$12.04	5.84	$—
Granted, at fair market value	958	4.96	9.63	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding as of September 30, 2026	3,534	$10.12	6.50	$—
Exercisable as of September 30, 2026	1,394	$16.40	1.99	$—
The Company uses the Black-Scholes option-pricing model to estimate the fair market value of stock option awards. The expected life of stock options is calculated using the "simplified method", which is equal to the time from grant to the midpoint between the vesting date and contractual term, taking into account all vesting tranches. The risk free interest rate is based on the yield for the U.S. Treasury bill with a maturity equal to the expected life of the stock option. Expected volatility is based on the Company's historical average.
The following table summarizes the weighted-average fair value of stock options granted and weighted-average assumptions used for the periods presented. No stock options were granted during the three months ended September 30, 2026 or during the three months ended September 30, 2025.

	Six Months Ended September 30,
	2026	2025
Weighted-average fair value of stock options granted	$2.61	$3.40
Weighted-average assumptions used:
Expected volatility	50.1%	51.7%
Expected dividend yield	0.0%	0.0%
Expected life	6.00 years	6.25 years
Risk-free rate	4.21%	4.18%
Exercise price	$4.96	$6.20

Restricted Stock and Restricted Stock Unit Awards
A summary of the Company's restricted stock and restricted stock unit awards activity for the six months ended September 30, 2026 is presented below:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2026	16,930	$6.50
Granted	10,833	4.86
Forfeited(1)	(2,505)	6.17
Vested	(5,452)	6.55
Outstanding as of September 30, 2026	19,806	$5.19
(1) Includes 0.8 million of performance-based restricted stock units awarded to certain executives and key employees under the 2005 Plan during Fiscal 2024, which have been fully forfeited due to the failure to meet the financial performance conditions.

The awards outstanding as of September 30, 2026 in the table above includes the following performance-based restricted stock units that were awarded to certain executives and key employees under the 2005 Plan:
•1.0 million performance-based restricted stock units, granted during Fiscal 2027, with a weighted average fair value of $4.96. These awards have financial performance conditions with vesting that is tied to the achievement of certain Fiscal 2027 revenue and operating income targets. As of September 30, 2026, the Company deemed the achievement of certain of the targets for these awards to be probable and as such, recorded stock-based compensation expense of $0.7 million and $1.1 million during the three and six months ended September 30, 2026, respectively.
•2.2 million of performance-based restricted stock unit awards with market conditions that were awarded to the Company's President and CEO under the 2005 Plan during Fiscal 2027. These awards have a weighted average fair value of $4.41 and have vesting that is tied to the achievement of certain stock price targets for the Company's Class C Common Stock. The fair value of these awards was determined on the grant date using a Monte Carlo simulation model.
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

	September 30, 2026			March 31, 2026
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative foreign currency contracts (Note 14)	$—	$1,650	$—	$—	$(10,692)	$—
Deferred Compensation Plan obligations	$—	$(18,309)	$—	$—	$(17,510)	$—
TOLI policies held by the Rabbi Trust	$—	$11,244	$—	$—	$10,128	$—
Restricted investments (captive insurance program)	$—	$10,591	$—	$—	$10,815	$—
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
Fair value of Long-Term Debt
The estimated fair value of the Company's long-term debt is based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2). As of September 30, 2026, the estimated fair value of the Company's Senior Notes was $387.9 million (March 31, 2026: $1,002.6 million). The carrying value of amounts outstanding on the Company's revolving credit facility approximates fair value due to the variable nature of interest rates and current market rates available to the Company.
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
The Company's foreign exchange risk management program consists of designated cash flow hedges and undesignated hedges. As of September 30, 2026, the Company has hedge instruments primarily for Euro/U.S. Dollar, British Pound/U.S. Dollar, U.S. Dollar/Chinese Renminbi, U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso, U.S. Dollar/South Korean Won and U.S. Dollar/Japanese Yen currency pairs.
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

	September 30, 2026	March 31, 2026
Derivatives designated as hedging instruments
Prepaid expenses and other current assets, net	$13,823	$11,120
Other long-term assets	5,603	7,239
Total derivative assets designated as hedging instruments	$19,426	$18,359

Other current liabilities	$17,008	$27,947
Other long-term liabilities	2,416	2,378
Total derivative liabilities designated as hedging instruments	$19,424	$30,325

Derivatives not designated as hedging instruments
Prepaid expenses and other current assets, net	$5,150	$1,436
Total derivative assets not designated as hedging instruments	$5,150	$1,436

Other current liabilities	$3,502	$162
Total derivative liabilities not designated as hedging instruments	$3,502	$162

The following table presents the amounts included on the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items:

	Three Months Ended September 30,				Six Months Ended September 30,
	2026		2025		2026		2025
	Total	Gain (Loss) on Cash Flow Hedge Activity	Total	Gain (Loss) on Cash Flow Hedge Activity	Total	Gain (Loss) on Cash Flow Hedge Activity	Total	Gain (Loss) on Cash Flow Hedge Activity
Net revenues	$1,241,743	$(5,004)	$1,333,380	$(9,044)	$2,339,670	$(6,884)	$2,467,448	$(11,941)
Cost of goods sold	658,150	(6,004)	702,796	3,213	1,162,245	(11,772)	1,290,368	8,875
Interest income (expense), net	(8,284)	(341)	(8,605)	(10)	(18,929)	(349)	(12,656)	(19)
Other income (expense), net	(8,913)	—	(942)	—	(15,926)	—	(5,637)	—
The following tables present the amounts affecting the Condensed Consolidated Statements of Comprehensive Income (Loss) from derivatives designated as cash flow hedges:

	Balance as of June 30, 2026	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of September 30, 2026
Foreign currency contracts	$(20,119)	$1,550	$(11,008)	$(7,561)
Interest rate swaps	(341)	—	(341)	—
Total designated as cash flow hedges	$(20,460)	$1,550	$(11,349)	$(7,561)

	Balance as of June 30, 2025	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of September 30, 2025
Foreign currency contracts	$(58,566)	$11,615	$(5,831)	$(41,120)
Interest rate swaps	(377)	—	(10)	(367)
Total designated as cash flow hedges	$(58,943)	$11,615	$(5,841)	$(41,487)

	Balance as of March 31, 2026	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of September 30, 2026
Foreign currency contracts	$(16,370)	$(9,847)	$(18,656)	$(7,561)
Interest rate swaps	(349)	—	(349)	—
Total designated as cash flow hedges	$(16,719)	$(9,847)	$(19,005)	$(7,561)

	Balance as of March 31, 2025	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of September 30, 2025
Foreign currency contracts	$7,081	$(51,267)	$(3,066)	$(41,120)
Interest rate swaps	(386)	—	(19)	(367)
Total designated as cash flow hedges	$6,695	$(51,267)	$(3,085)	$(41,487)

The following table presents the amounts included on the Condensed Consolidated Statements of Operations in which the effects of undesignated derivative instruments are recorded and the effects of fair value hedge activity on these line items:

	Three Months Ended September 30,				Six Months Ended September 30,
	2026		2025		2026		2025
	Total	Gain (Loss) on Fair Value Hedge Activity	Total	Gain (Loss) on Fair Value Hedge Activity	Total	Gain (Loss) on Fair Value Hedge Activity	Total	Gain (Loss) on Fair Value Hedge Activity
Other income (expense), net	$(8,913)	$(1,784)	$(942)	$2,195	$(15,926)	$(5,836)	$(5,637)	$(1,136)
Cash Flow Hedges
The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions generated by its international subsidiaries in currencies other than their local currencies. These gains and losses are driven by non-functional currency generated revenue, non-functional currency inventory purchases and certain other intercompany transactions. The Company enters into foreign currency contracts to reduce the risk associated with the foreign currency exchange rate fluctuations on these transactions. Certain contracts are designated as cash flow hedges. As of September 30, 2026, the aggregate notional value of the Company's outstanding cash flow hedges was $1,278.7 million (March 31, 2026: $1,450.4 million), with contract maturities ranging from one to twenty-four months.
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
During the six months ended September 30, 2026, the Company unwound certain derivative instruments previously designated as cash flow hedges. The pre-tax losses of $2.0 million, which had been recorded in other comprehensive income prior to the de-designation of the derivative instruments, were recognized in earnings during the six months ended September 30, 2026.
Undesignated Derivative Instruments
The Company has entered into foreign exchange forward contracts to mitigate the change in fair value of specific assets and liabilities on the Condensed Consolidated Balance Sheets. Undesignated instruments are recorded at fair value as a derivative asset or liability on the Condensed Consolidated Balance Sheets with their corresponding change in fair value recognized in other expense, net, together with the re-measurement gain or loss from the hedged balance sheet position. As of September 30, 2026, the total notional value of the Company's outstanding undesignated derivative instruments was $725.2 million, of which $432.3 million is attributable to the Company transitioning the settlement date for newly entered undesignated derivative instruments from the last day of the month to the first day of the following month (March 31, 2026: $400.3 million).
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
For the three and six months ended September 30, 2026, the Company concluded that a discrete computation of its tax expense was the most appropriate method. For the comparable three and six months ended September 30, 2025, the Company computed tax expense under the same discrete method.
The effective rates for income taxes were 98.6% and 345.9% for the three months ended September 30, 2026 and 2025, respectively. The decrease in the Company's effective tax rate was primarily driven by period over period changes in actual and forecasted pre-tax earnings and the reduced impact of global minimum taxes.
The effective rates for income taxes were 97.3% and 1,121.3% for the six months ended September 30, 2026 and 2025, respectively. The decrease in the Company's effective tax rate was primarily driven by period over period changes in actual pre-tax earnings and the reduced impact of global minimum taxes.
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
As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of September 30, 2026, for all U.S. federal and majority of states, along with certain foreign taxing jurisdictions, the weight of the negative evidence continues to outweigh the positive evidence regarding the realization of these deferred tax assets and the Company has maintained valuation allowances against these assets. The Company will continue to evaluate its ability to realize its net deferred tax assets on a quarterly basis.

NOTE 16. EARNINGS PER SHARE
The following represents a reconciliation from basic net income (loss) per share to diluted net income (loss) per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Numerator
Net income (loss)	$(425)	$(18,814)	$120	$(21,426)
Denominator
Weighted average common shares outstanding Class A, B and C - Basic	429,679	428,350	428,729	427,736
Dilutive effect of Class A and C securities(1)	—	—	4,144	—
Weighted average common shares and dilutive securities outstanding Class A, B, and C - Diluted	429,679	428,350	432,873	427,736

Class A and Class C securities excluded as anti-dilutive (2)	4,373	14,104	8,239	15,543

Net income (loss) per share of Class A, B and C common stock - Basic	$0.00	$(0.04)	$0.00	$(0.05)
Net income (loss) per share of Class A, B and C common stock - Diluted	$0.00	$(0.04)	$0.00	$(0.05)
(1) Effects of potentially dilutive securities are presented only in periods in which they are dilutive. No stock options or restricted stock units were included in the computation of diluted earnings per share during periods when the Company was in a net loss position, as their effect would be anti-dilutive. As a result, approximately 4.1 million of dilutive Class A and C securities were excluded from the computation of diluted earnings per share for the three months ended September 30, 2026 (2.4 million and 3.0 million of dilutive Class A and C securities for the three and six months ended September 30, 2025, respectively).
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

	Three Months Ended September 30, 2026
	North America	EMEA	Asia-Pacific	Latin America	Total Reportable Segments	Corporate Other	Total
Net revenues	$737,224	$290,583	$163,484	$55,420	$1,246,711	$(4,968)	$1,241,743
Less:
Marketing and advertising costs	61,650	30,942	21,246	2,652	116,490	13,542	130,032
Other segment expenses(1)	543,793	220,234	125,231	42,668	931,926	164,994	1,096,920
Total operating income (loss)	$131,781	$39,407	$17,007	$10,100	$198,295	$(183,504)	$14,791
Interest income (expense), net							(8,284)
Other income (expense), net							(8,913)
Income (loss) before income taxes							$(2,406)

Supplemental Information:
Depreciation and amortization	$8,363	$2,803	$5,116	$371	$16,653	$7,761	$24,414
(1) Other segment expenses within Corporate Other includes $13.4 million of restructuring and related charges incurred under the 2025 restructuring plan (refer to Note 11).

	Three Months Ended September 30, 2025
	North America	EMEA	Asia-Pacific	Latin America	Total Reportable Segments	Corporate Other	Total
Net revenues	$791,502	$317,679	$179,175	$53,814	$1,342,170	$(8,790)	$1,333,380
Less:
Marketing and advertising costs	60,981	39,237	22,779	4,267	127,264	26,698	153,962
Other segment expenses(1)	592,565	225,841	128,321	44,951	991,678	170,694	1,162,372
Total operating income (loss)	$137,956	$52,601	$28,075	$4,596	$223,228	$(206,182)	$17,046
Interest income (expense), net							(8,605)
Other income (expense), net							(942)
Income (loss) before income taxes							$7,499

Supplemental Information:
Depreciation and amortization	$8,649	$3,070	$6,128	$328	$18,175	$9,089	$27,264
(1) Other segment expenses within Corporate Other includes $36.4 million of restructuring and related charges incurred under the 2025 restructuring plan (refer to Note 11).

	Six Months Ended September 30, 2026
	North America	EMEA	Asia-Pacific	Latin America	Total Reportable Segments	Corporate Other	Total
Net revenues	$1,347,001	$569,263	$316,070	$114,174	$2,346,508	$(6,838)	$2,339,670
Less:
Marketing and advertising costs	116,199	68,538	42,749	5,112	232,598	27,606	260,204
Other segment expenses(1)	928,080	433,142	243,788	89,998	1,695,008	322,928	2,017,936
Total operating income (loss)	$302,722	$67,583	$29,533	$19,064	$418,902	$(357,372)	$61,530
Interest income (expense), net							(18,929)
Other income (expense), net							(15,926)
Income (loss) before income taxes							$26,675

Supplemental Information:
Depreciation and amortization	$16,834	$5,693	$10,292	$612	$33,431	$16,401	$49,832
(1) Other segment expenses within Corporate Other includes $19.0 million of restructuring and related charges incurred under the 2025 restructuring plan (refer to Note 11).

	Six Months Ended September 30, 2025
	North America	EMEA	Asia-Pacific	Latin America	Total Reportable Segments	Corporate Other	Total
Net revenues	$1,461,821	$566,286	$342,561	$108,389	$2,479,057	$(11,609)	$2,467,448
Less:
Marketing and advertising costs	108,739	58,475	42,535	5,621	215,370	49,350	264,720
Other segment expenses(1)	1,093,689	415,567	257,248	91,566	1,858,070	324,289	2,182,359
Total operating income (loss)	$259,393	$92,244	$42,778	$11,202	$405,617	$(385,248)	$20,369
Interest income (expense), net							(12,656)
Other income (expense), net							(5,637)
Income (loss) before income taxes							$2,076

Supplemental Information:
Depreciation and amortization	$17,518	$7,413	$12,427	$701	$38,059	$18,186	$56,245
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
Unless otherwise noted: (i) all dollar and percentage comparisons made herein refer to the three and six months ended September 30, 2026, compared to the three and six months ended September 30, 2025; and (ii) all tabular data is presented in thousands, except share and per share data.

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

Quarterly Results
During the three months ended September 30, 2026, we operated under challenging market conditions as consumer demand softness and promotional activity persisted. These conditions, together with our continued efforts to optimize product assortments and improve marketplace quality, contributed to lower revenue across both our wholesale and direct-to-consumer channels.
Financial results for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 include:
•Total net revenues decreased 6.9%.
•Within our distribution channels, wholesale revenue decreased 6.5% and direct-to-consumer revenue decreased 8.2%.
•Within our product categories, apparel revenue decreased 6.0%, footwear revenue decreased 11.2%, and accessories revenue decreased 7.2%.
•Net revenue decreased 6.9% in North America, decreased 8.5% in EMEA, decreased 8.8% in Asia-Pacific and increased 3.0% in Latin America.
•Gross margin decreased 30 basis points to 47.0%.
•Selling, general and administrative expenses decreased 4.2%.
2025 Restructuring Plan
During Fiscal 2025, our Board of Directors approved a restructuring plan (the "2025 restructuring plan"), designed to strengthen and support our financial and operational efficiencies. On May 11, 2026, our Board of Directors approved an increase of up to $50 million of additional charges. The 2025 restructuring plan is expected to include up to $305 million of pre-tax restructuring and related charges, consisting of:
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
As of September 30, 2026, we have recorded $279.7 million of restructuring and related charges under the 2025 restructuring plan. The 2025 restructuring plan is expected to be substantially complete by December 31, 2026.
Restructuring and related charges are excluded from our segment profitability measures. We report restructuring and related charges within Corporate Other, which is designed to provide increased transparency and comparability of operating segments' performance. The restructuring and related charges for the three months ended September 30, 2026 included $10.9 million relating to North America, $1.6 million relating to EMEA and $0.8 million relating to Asia-Pacific. The restructuring and related charges for the six months ended September 30, 2026 primarily included $17.5 million relating to North America and $1.3 million relating to Asia-Pacific. The restructuring and related charges for the three and six months ended September 30, 2025 were primarily related to North America.

The following table summarizes the costs recorded during the periods indicated in connection with the 2025 restructuring plan:

	Three Months Ended September 30,		Six Months Ended September 30,		Estimated Restructuring and Related Charges
	2026	2025	2026	2025	Remaining to be incurred	Total to be incurred
Costs recorded in cost of goods sold:
Inventory-related costs	$—	$—	$—	$—
Total costs recorded in cost of goods sold	$—	$—	$—	$—	$—	$13,193
Costs recorded in restructuring charges:
Employee-related costs	$2,211	$3,979	$7,649	$8,628
Facility-related costs(1)	8,942	21,947	7,342	28,258
Other restructuring costs	206	5,980	376	7,848
Total costs recorded in restructuring charges	$11,359	$31,906	$15,367	$44,734	$18,678	$219,733
Costs recorded in selling, general and administrative expenses:
Employee-related costs	$(251)	$719	$(668)	$719
Other transformation initiatives	2,263	3,726	4,323	11,985
Total costs recorded in selling, general and administrative expenses	$2,012	$4,445	$3,655	$12,704	$6,631	$72,074
Total restructuring and related charges	$13,371	$36,351	$19,022	$57,438	$25,309	$305,000
(1) Facility-related costs for the three and six months ended September 30, 2025 includes an impairment charge of $15.9 million relating to the previously disclosed decision to exit our distribution facility in Rialto, California.

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
Macroeconomic Factors and Other Global Events
We are actively monitoring developments in the global trade environment, including global trade policy, and related effects on consumer discretionary spending. We continue to assess the implications for our business and are actively implementing mitigation strategies. Following the U.S. Supreme Court ruling issued on February 20, 2026, which invalidated certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"), new tariffs at different rates under alternative legislative powers took effect for 150 days. On July 24, 2026, new tariff rates were imposed under Section 301 of the Trade Act of 1974 ("Section 301 tariffs"). These currently enacted tariff rates continue to negatively impact our product costs and our gross margin. In addition, the U.S. Trade Representative has indicated that additional Section 301 tariffs may be implemented in the coming months following investigations covering a broad range of countries, including major sourcing markets. The timing, rates, country coverage, product coverage and interaction with other tariffs remain uncertain. The volatility in global trade policy and potential for a continued elevated tariff environment creates uncertainty regarding the potential impact on our Fiscal 2027 results of operations, including revenue, gross profit and operating income.
In April 2026, the IEEPA refund process was launched and we started evaluating and, where appropriate, pursuing potential reimbursement of certain IEEPA tariffs previously paid. As of September 30, 2026, we have received total cash refunds of approximately $117 million. As a result, during the six months ended September 30, 2026, we recognized a net benefit of approximately $70 million in cost of goods sold related to the recovery of tariff costs previously recognized during Fiscal 2026. Additional tariff recoveries recognized primarily offset tariff costs associated with inventory sold during the current fiscal year and therefore did not result in an incremental net benefit to cost of goods sold.
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

RESULTS OF OPERATIONS
The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Three Months Ended September 30,				Six Months Ended September 30,
	2026		2025		2026		2025
Net revenues	$1,241,743	100.0%	$1,333,380	100.0%	$2,339,670	100.0%	$2,467,448	100.0%
Cost of goods sold	658,150	53.0%	702,796	52.7%	1,162,245	49.7%	1,290,368	52.3%
Gross profit	583,593	47.0%	630,584	47.3%	1,177,425	50.3%	1,177,080	47.7%
Selling, general and administrative expenses	557,443	44.9%	581,632	43.6%	1,100,528	47.0%	1,111,977	45.1%
Restructuring charges	11,359	0.9%	31,906	2.4%	15,367	0.7%	44,734	1.8%
Income (loss) from operations	14,791	1.2%	17,046	1.3%	61,530	2.6%	20,369	0.8%
Interest income (expense), net	(8,284)	(0.7)%	(8,605)	(0.6)%	(18,929)	(0.8)%	(12,656)	(0.5)%
Other income (expense), net	(8,913)	(0.7)%	(942)	(0.1)%	(15,926)	(0.7)%	(5,637)	(0.2)%
Income (loss) before income taxes	(2,406)	(0.2)%	7,499	0.6%	26,675	1.1%	2,076	0.1%
Income tax expense (benefit)	(2,372)	(0.2)%	25,940	1.9%	25,942	1.1%	23,282	0.9%
Income (loss) from equity method investments	(391)	—%	(373)	—%	(613)	—%	(220)	—%
Net income (loss)	$(425)	—%	$(18,814)	(1.4)%	$120	—%	$(21,426)	(0.9)%

Revenues
Net revenues consist of net sales and license revenues. Net sales consist of sales from apparel, footwear and accessories products. Our license revenues primarily consist of fees paid to us by licensees in exchange for the use of our trademarks on their products. The following tables summarize net revenues by product category and distribution channel for the periods indicated:

	Three Months Ended September 30,				Six Months Ended September 30,
	2026	2025	Change ($)	Change (%)	2026	2025	Change ($)	Change (%)
Net Revenues by Product Category:
Apparel	$880,038	$936,483	$(56,445)	(6.0)%	$1,614,073	$1,683,075	$(69,002)	(4.1)%
Footwear	233,985	263,626	(29,641)	(11.2)%	479,247	529,481	(50,234)	(9.5)%
Accessories	104,896	113,077	(8,181)	(7.2)%	200,590	213,155	(12,565)	(5.9)%
Net sales	1,218,919	1,313,186	(94,267)	(7.2)%	2,293,910	2,425,711	(131,801)	(5.4)%
License revenues	27,792	28,984	(1,192)	(4.1)%	52,598	53,346	(748)	(1.4)%
Corporate Other (1)	(4,968)	(8,790)	3,822	43.5%	(6,838)	(11,609)	4,771	41.1%
Total net revenues	$1,241,743	$1,333,380	$(91,637)	(6.9)%	$2,339,670	$2,467,448	$(127,778)	(5.2)%

Net Revenues by Distribution Channel:
Wholesale	$724,991	$775,050	$(50,059)	(6.5)%	$1,363,459	$1,424,100	$(60,641)	(4.3)%
Direct-to-consumer	493,928	538,136	(44,208)	(8.2)%	930,451	1,001,611	(71,160)	(7.1)%
Net sales	1,218,919	1,313,186	(94,267)	(7.2)%	2,293,910	2,425,711	(131,801)	(5.4)%
License revenues	27,792	28,984	(1,192)	(4.1)%	52,598	53,346	(748)	(1.4)%
Corporate Other (1)	(4,968)	(8,790)	3,822	43.5%	(6,838)	(11,609)	4,771	41.1%
Total net revenues	$1,241,743	$1,333,380	$(91,637)	(6.9)%	$2,339,670	$2,467,448	$(127,778)	(5.2)%
(1) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program.

Net Sales
Net sales decreased by $94.3 million, or 7.2%, to $1.2 billion during the three months ended September 30, 2026, from $1.3 billion during the three months ended September 30, 2025. Apparel decreased primarily due to lower unit sales, partially offset by higher average selling prices. Footwear decreased primarily due to lower unit sales and lower average selling prices. Accessories decreased primarily due to lower unit sales. From a channel perspective, the decrease in net sales was due to a decrease in both wholesale and direct-to-consumer.
Net sales decreased by $131.8 million, or 5.4%, to $2.3 billion during the six months ended September 30, 2026, from $2.4 billion during the six months ended September 30, 2025. Apparel decreased primarily due to lower unit sales and unfavorable channel mix, partially offset by favorable impacts from foreign exchange rates. Footwear decreased primarily due to lower unit sales and lower average selling prices. Accessories decreased primarily due to lower unit sales. From a channel perspective, the decrease in net sales was due to a decrease in both direct-to-consumer and wholesale.
License Revenues
License revenues decreased by $1.2 million or 4.1%, to $27.8 million during the three months ended September 30, 2026, from $29.0 million during the three months ended September 30, 2025. This was primarily due to lower revenues from our licensing partners in North America.
License revenues decreased by $0.7 million or 1.4%, to $52.6 million during the six months ended September 30, 2026, from $53.3 million during the six months ended September 30, 2025. This was due to lower revenues from our licensing partners in North America, partially offset by higher revenues from our international licensing partners.
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
We include outbound freight costs associated with shipping goods to customers as cost of goods sold; however, we include the majority of outbound handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound handling costs in their cost of goods sold. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate our distribution facilities. These costs were $19.6 million and $38.0 million for the three and six months ended September 30, 2026, respectively (three and six months ended September 30, 2025: $20.4 million and $39.9 million, respectively).
Gross profit decreased by $47.0 million to $583.6 million during the three months ended September 30, 2026, as compared to $630.6 million during the three months ended September 30, 2025. Gross profit as a percentage of net revenues, or gross margin, decreased to 47.0% from 47.3%. This decrease in gross margin of approximately 30 basis points was primarily driven by 40 basis points from unfavorable changes in foreign currency, 35 basis points from unfavorable channel and regional mix and 20 basis points from unfavorable pricing. This was partially offset by 55 basis points from favorable supply chain impacts and 10 basis points from favorable product mix.
Gross profit increased by $0.3 million to $1.2 billion during the six months ended September 30, 2026, as compared to $1.2 billion during the six months ended September 30, 2025. Gross margin increased to 50.3% from 47.7%. This increase in gross margin of approximately 260 basis points was primarily driven by 330 basis points from favorable supply chain impacts, including 300 basis points due to the recovery of certain U.S. tariffs that were incurred in the prior year. This was partially offset by 45 basis points from unfavorable changes in foreign currency and 30 basis points from unfavorable channel and regional mix.
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

	Three Months Ended September 30,				Six Months Ended September 30,
	2026	2025	Change ($)	Change (%)	2026	2025	Change ($)	Change (%)
Selling, general and administrative expenses	$557,443	$581,632	$(24,189)	(4.2)%	$1,100,528	$1,111,977	$(11,449)	(1.0)%
Selling, general and administrative expenses decreased by $24.2 million, or 4.2%, during the three months ended September 30, 2026. Within selling, general and administrative expenses:
•Marketing and advertising costs decreased $23.9 million or 15.5%. This was primarily due to a decrease in marketing activities during the period. As a percentage of net revenues, marketing and advertising costs decreased to 10.5% from 11.5%.
•Other costs decreased $0.3 million or 0.1%, primarily due to lower salaried and non-salaried compensation expenses, partially offset by higher legal expenses and incentive compensation expenses. As a percentage of net revenues, other costs increased to 34.4% from 32.1%.
As a percentage of net revenues, selling, general and administrative expenses increased to 44.9% during the three months ended September 30, 2026 as compared to 43.6% during the three months ended September 30, 2025.

Selling, general and administrative expenses decreased by $11.4 million, or 1.0%, during the six months ended September 30, 2026. Within selling, general and administrative expenses:
•Marketing and advertising costs decreased $4.5 million or 1.7%. This was primarily due to a decrease in marketing activities during the period. As a percentage of net revenues, marketing and advertising costs increased to 11.1% from 10.7%.
•Other costs decreased $6.9 million or 0.8%, primarily due to lower salaried and non-salaried compensation expenses and lower depreciation expense, partially offset by higher legal expenses and incentive compensation expenses. As a percentage of net revenues, other costs increased to 35.9% from 34.3%.
As a percentage of net revenues, selling, general and administrative expenses increased to 47.0% during the six months ended September 30, 2026 as compared to 45.1% during the six months ended September 30, 2025.
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

	Three Months Ended September 30,				Six Months Ended September 30,
	2026	2025	Change ($)	Change (%)	2026	2025	Change ($)	Change (%)
Restructuring charges	$11,359	$31,906	$(20,547)	(64.4)%	$15,367	$44,734	$(29,367)	(65.6)%
Restructuring charges decreased by $20.5 million and $29.4 million during the three and six months ended September 30, 2026, respectively. This was primarily due to lower facility-related costs, lower other restructuring costs and lower employee-related costs. Facility-related charges in the prior year included an impairment charge of $15.9 million relating to the previously disclosed decision to exit our distribution facility in Rialto, California.
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

	Three Months Ended September 30,				Six Months Ended September 30,
	2026	2025	Change ($)	Change (%)	2026	2025	Change ($)	Change (%)
Interest income (expense), net	$(8,284)	$(8,605)	$321	3.7%	$(18,929)	$(12,656)	$(6,273)	(49.6)%
Interest expense, net decreased by $0.3 million during the three months ended September 30, 2026, primarily due to lower interest expense following the settlement of the Senior Notes due 2026 in June 2026. This decrease was partially offset by lower interest income earned following the settlement of the restricted investments held to satisfy and discharge the Senior Notes due 2026 in June 2026 and higher interest expense on borrowings on our revolving credit facility.
Interest expense, net increased by $6.3 million during the six months ended September 30, 2026, primarily due to an increase in interest expense resulting from the issuance of the Senior Notes due 2030 in June 2025 and higher interest expense on borrowings on our revolving credit facility. These were partially offset by lower interest expense following the settlement of the Senior Notes due 2026 in June 2026.

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

	Three Months Ended September 30,				Six Months Ended September 30,
	2026	2025	Change ($)	Change (%)	2026	2025	Change ($)	Change (%)
Other income (expense), net	$(8,913)	$(942)	$(7,971)	(846.2)%	$(15,926)	$(5,637)	$(10,289)	(182.5)%
Other expense, net increased by $8.0 million and $10.3 million during the three and six months ended September 30, 2026, respectively. This was primarily due to higher facility-related expenses for non-operational facilities, including our former global headquarters and former distribution facility in Rialto, California, and net losses from foreign currency hedges.
Income Tax Expense (Benefit)

	Three Months Ended September 30,				Six Months Ended September 30,
	2026	2025	Change ($)	Change (%)	2026	2025	Change ($)	Change (%)
Income tax expense (benefit)	$(2,372)	$25,940	$(28,312)	(109.1)%	$25,942	$23,282	$2,660	11.4%
Income tax expense decreased by $28.3 million to a benefit of $2.4 million during the three months ended September 30, 2026, from an expense of $25.9 million during the three months ended September 30, 2025. Our effective tax rate for the three months ended September 30, 2026 was 98.6% as compared to 345.9% for the three months ended September 30, 2025. The decrease in our effective tax rate was primarily driven by period over period changes in actual and forecasted pre-tax earnings and the reduced impact of global minimum taxes.
Income tax expense increased by $2.7 million to an expense of $25.9 million during the six months ended September 30, 2026, from an expense of $23.3 million during the six months ended September 30, 2025. Our effective tax rate for the six months ended September 30, 2026 was 97.3% as compared to 1,121.3% for the six months ended September 30, 2025. The decrease in our effective tax rate was primarily driven by period over period changes in actual pre-tax earnings and the reduced impact of global minimum taxes.

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

Net Revenues

	Three Months Ended September 30,				Six Months Ended September 30,
	2026	2025	Change ($)	Change (%)	2026	2025	Change ($)	Change (%)
North America	$737,224	$791,502	$(54,278)	(6.9)%	$1,347,001	$1,461,821	$(114,820)	(7.9)%
EMEA	290,583	317,679	(27,096)	(8.5)%	569,263	566,286	2,977	0.5%
Asia-Pacific	163,484	179,175	(15,691)	(8.8)%	316,070	342,561	(26,491)	(7.7)%
Latin America	55,420	53,814	1,606	3.0%	114,174	108,389	5,785	5.3%
Corporate Other (1)	(4,968)	(8,790)	3,822	43.5%	(6,838)	(11,609)	4,771	41.1%
Total net revenues	$1,241,743	$1,333,380	$(91,637)	(6.9)%	$2,339,670	$2,467,448	$(127,778)	(5.2)%
(1) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program.

North America
Net revenues in our North America region decreased by $54.3 million, or 6.9% during the three months ended September 30, 2026. This was driven by a decrease in both our direct-to-consumer and wholesale channels. Within our direct-to-consumer channel, net revenues decreased in owned and operated retail stores and e-commerce. Net revenues in our North America region included approximately $8 million from wholesale orders originally planned for the third quarter of Fiscal 2027.
Net revenues in our North America region decreased by $114.8 million, or 7.9% during the six months ended September 30, 2026. This was driven by a decrease in both our wholesale and direct-to-consumer channels. Within our direct-to-consumer channel, net revenues decreased in owned and operated retail stores and e-commerce.
EMEA
Net revenues in our EMEA region decreased by $27.1 million, or 8.5% during the three months ended September 30, 2026. This was driven by a decrease in both our wholesale and direct-to-consumer channels. Within our direct-to-consumer channel, net revenues decreased in e-commerce and owned and operated retail stores. Net revenues in our EMEA region were also negatively impacted by changes in foreign exchange rates.
Net revenues in our EMEA region increased by $3.0 million, or 0.5% during the six months ended September 30, 2026. This was driven by an increase in our wholesale channel, partially offset by a decrease in our direct-to-consumer channel. Within our direct-to-consumer channel, net revenues decreased in e-commerce and owned and operated retail stores. Net revenues in our EMEA region were also positively impacted by changes in foreign exchange rates.
Asia-Pacific
Net revenues in our Asia-Pacific region decreased by $15.7 million, or 8.8% during the three months ended September 30, 2026. This was driven by a decrease in both our direct-to-consumer and wholesale channels. Within our direct-to-consumer channel, net revenues decreased in both owned and operated retail stores and e-commerce. Net revenues in our Asia-Pacific region were also positively impacted by changes in foreign exchange rates.
Net revenues in our Asia-Pacific region decreased by $26.5 million, or 7.7% during the six months ended September 30, 2026. This was driven by a decrease in both our direct-to-consumer and wholesale channels. Within our direct-to-consumer channel, net revenues decreased in both owned and operated retail stores and e-commerce. Net revenues in our Asia-Pacific region were also positively impacted by changes in foreign exchange rates.
Latin America
Net revenues in our Latin America region increased by $1.6 million, or 3.0% during the three months ended September 30, 2026. This was driven by an increase in both our wholesale and direct-to-consumer channels. Within our direct-to-consumer channel, net revenues increased in owned and operated retail stores, partially offset by a decrease in e-commerce. Net revenues in our Latin America region were also positively impacted by changes in foreign exchange rates.
Net revenues in our Latin America region increased by $5.8 million, or 5.3% during the six months ended September 30, 2026. This was driven by an increase in both our wholesale and direct-to-consumer channels. Within our direct-to-consumer channel, net revenues increased in owned and operated retail stores, partially offset by a decrease in e-commerce. Net revenues in our Latin America region were also positively impacted by changes in foreign exchange rates.
Corporate Other
Net revenues in Corporate Other increased by $3.8 million during the three months ended September 30, 2026. This was primarily driven by lower net foreign currency hedge losses related to revenues generated by entities within our operating segments.
Net revenues in Corporate Other increased by $4.8 million during the six months ended September 30, 2026. This was primarily driven by lower net foreign currency hedge losses related to revenues generated by entities within our operating segments.
Operating Income (Loss)

	Three Months Ended September 30,				Six Months Ended September 30,
	2026	2025	Change ($)	Change (%)	2026	2025	Change ($)	Change (%)
North America	$131,781	$137,956	$(6,175)	(4.5)%	$302,722	$259,393	$43,329	16.7%
EMEA	39,407	52,601	(13,194)	(25.1)%	67,583	92,244	(24,661)	(26.7)%
Asia-Pacific	17,007	28,075	(11,068)	(39.4)%	29,533	42,778	(13,245)	(31.0)%
Latin America	10,100	4,596	5,504	119.8%	19,064	11,202	7,862	70.2%
Corporate Other (1)	(183,504)	(206,182)	22,678	11.0%	(357,372)	(385,248)	27,876	7.2%
Total operating income (loss)	$14,791	$17,046	$(2,255)	(13.2)%	$61,530	$20,369	$41,161	202.1%
(1) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program. Corporate Other also includes expenses related to our central supporting functions.

North America
Operating income in our North America region decreased by $6.2 million, or 4.5% during the three months ended September 30, 2026. This was primarily due to a decrease in gross profit, driven by lower net revenues, as discussed above. These were partially offset by lower salaried and non-salaried compensation expenses, lower selling and distribution expenses and lower facility-related expenses.
Operating income in our North America region increased by $43.3 million, or 16.7% during the six months ended September 30, 2026. This was primarily due to an increase in gross profit, lower facility-related expenses, lower salaried and non-salaried compensation expenses and lower consulting expenses. These were partially offset by higher marketing and advertising costs. The increase in gross profit was driven by the recovery of certain U.S. tariffs incurred in the prior year, partially offset by lower net revenues, as discussed above.
EMEA
Operating income in our EMEA region decreased by $13.2 million, or 25.1% during the three months ended September 30, 2026. This was primarily due to a decrease in gross profit, partially offset by lower marketing and advertising costs and lower non-salaried compensation expenses. The decrease in gross profit was driven by lower net revenues, as discussed above.
Operating income in our EMEA region decreased by $24.7 million, or 26.7% during the six months ended September 30, 2026. This was primarily due to a decrease in gross profit, higher marketing and advertising costs, higher facility-related expenses and higher selling and distribution expenses.
Asia-Pacific
Operating income in our Asia-Pacific region decreased by $11.1 million, or 39.4% during the three months ended September 30, 2026. This was primarily due to a decrease in gross profit, driven by lower net revenues as discussed above, partially offset by lower selling and distribution expenses and lower facility-related expenses.
Operating income in our Asia-Pacific region decreased by $13.2 million, or 31.0% during the six months ended September 30, 2026. This was primarily due to a decrease in gross profit, driven by lower net revenues as discussed above, partially offset by lower selling and distribution expenses and lower facility-related expenses.

Latin America
Operating income in our Latin America region increased by $5.5 million, or 119.8% during the three months ended September 30, 2026. This was primarily due to an increase in gross profit, driven by higher net revenues as discussed above, lower product costs, and lower marketing and advertising costs.
Operating income in our Latin America region increased by $7.9 million, or 70.2% during the six months ended September 30, 2026. This was primarily due to an increase in gross profit, driven by higher net revenues as discussed above, and lower product costs, partially offset by higher selling and distribution expenses.
Corporate Other
Operating loss in Corporate Other decreased by $22.7 million, or 11.0% during the three months ended September 30, 2026. This was primarily driven by lower restructuring charges under the 2025 restructuring plan, lower marketing and advertising costs, and lower salaried and non-salaried compensation expenses. These were partially offset by higher net foreign currency hedge losses, higher legal expenses and higher incentive compensation expenses.
Operating loss in Corporate Other decreased by $27.9 million, or 7.2% during the six months ended September 30, 2026. This was primarily driven by lower restructuring charges under the 2025 restructuring plan, lower marketing and advertising costs, lower salaried and non-salaried compensation expenses. These were partially offset by higher net foreign currency hedge losses, higher incentive compensation and higher legal expenses.

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
As of September 30, 2026, we had approximately $285 million of cash and cash equivalents. We believe our cash and cash equivalents on hand, cash from operations, our ability to reduce our expenditures as needed, borrowings available to us under our amended credit agreement, our ability to access the capital markets, and other financing alternatives are adequate to meet our liquidity needs and capital expenditure requirements for at least the next twelve months.
In addition, from time to time, based on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, and subject to compliance with applicable laws and regulations, we may seek to utilize cash on hand, borrowings or raise capital to retire, repurchase or redeem our debt securities, repay debt, repurchase shares of our common stock or otherwise enter into similar transactions to support our capital structure and business or utilize excess cash flow on a strategic basis. For example, as further described below, in May 2024, our Board of Directors authorized a share repurchase program pursuant to which we are authorized to repurchase a total of $500 million of our Class C Common Stock through May 2027. As of September 30, 2026, we have repurchased a total of $115 million Class C Common Stock under this program. Additionally, in June 2025, we issued $400 million in aggregate principal amount of Senior Notes due 2030 (as defined below) and, during August 2025, we used the net proceeds from this offering, together with borrowings under our amended credit agreement and cash on hand, to satisfy and discharge the Senior Notes due 2026 (as defined below). In connection with the satisfaction and discharge, we deposited with Wilmington Trust, National Association as trustee, all amounts necessary to satisfy and discharge our obligations under the Senior Notes due 2026 through maturity. On June 15, 2026, the deposited funds were used to settle all remaining principal and interest payments to holders of the Senior Notes due 2026.

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
No shares were repurchased during the three and six months ended September 30, 2026. During the three and six months ended September 30, 2025, under the above authorization, we repurchased $25.0 million of Class C Common Stock and received a total of 5.2 million shares. The shares of Class C Common Stock were repurchased in the open market at prevailing market prices under a plan designed to comply with Rule 10b5-1 and Rule 10b-18 under the Securities and Exchange Act of 1934, as amended, with the timing and actual number of shares repurchased depending upon market conditions and other factors. As a result, we recorded $25.0 million to retained earnings to reflect the difference between the market price of the Class C Common Stock repurchased and its par value. No shares were repurchased during the three months ended June 30, 2025.
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
Cash Flows
The following table presents the major components of our cash flows provided by and used in operating, investing and financing activities for the periods presented:

	Six Months Ended September 30,
	2026	2025	Change ($)
Net cash provided by (used in):
Operating activities	$20,065	$(20,978)	$41,043
Investing activities	572,767	(657,586)	1,230,353
Financing activities	(618,564)	560,462	(1,179,026)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	589	2,822	(2,233)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(25,143)	$(115,280)	$90,137
Operating Activities
Cash flows provided by operating activities increased by $41.0 million, driven by an increase from net income before the impact of non-cash items of $21.1 million and an increase from changes in working capital of $19.9 million.
The changes in working capital were due to the following inflows:
•$50.8 million from changes in accounts payable;

•$37.0 million from changes in accounts receivable;
•$28.1 million from changes in accrued expenses and other liabilities;
•$14.6 million from changes in customer refund liabilities; and
•$11.3 million from changes in prepaid expenses and other current assets.
These inflows were partially offset by the following working capital outflows:
•$81.6 million from changes in inventories;
•$22.4 million from changes in income taxes payable and receivable, net; and
•$17.9 million from changes in other non-current assets.

Investing Activities
Cash flows provided by investing activities increased by $1.2 billion primarily due to the purchase of the restricted investment in Fiscal 2026 of $601 million offset by the proceeds from restricted investments held to satisfy and discharge our $600 million Senior Notes due 2026 upon maturity in June 2026. Additionally, total capital expenditures during the six months ended September 30, 2026 were $27.2 million, or approximately 1% of net revenues, representing a $28.6 million decrease from $55.9 million during the six months ended September 30, 2025.
Financing Activities
Cash flows from financing activities decreased by $1.2 billion. During the six months ended September 30, 2026, we settled our $600 million Senior Notes due 2026 using proceeds from restricted investments, as discussed above, borrowed $200 million under the revolving credit facility and made repayments of $210 million. During the six months ended September 30, 2025, we issued $400 million of Senior Notes due 2030 (as defined below), borrowed $200 million under the revolving credit facility and repurchased $25 million of shares of our Class C Common Stock under the current share repurchase program.
Capital Resources
Credit Facility
In March 2019, we entered into an amended and restated credit agreement by and among us, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (the "credit agreement"). In August 2026, we entered into the ninth amendment to the credit agreement (the "amended credit agreement" or the "revolving credit facility"). The amended credit agreement provides for an aggregate $1.1 billion of revolving credit commitments that has a term that ends on June 16, 2030, with permitted extensions under certain circumstances and subject to a springing maturity of 91 days prior to June 16, 2030 if, on such date, the Senior Notes due 2030 (as defined below) have not been refinanced.
During the six months ended September 30, 2026, we borrowed $200.0 million and made repayments of $210.0 million under the revolving credit facility. As of September 30, 2026, $190.0 million remained outstanding at a weighted average interest rate of 4.98%.
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
Up to $50.0 million of the facility may be used for the issuance of letters of credit. As of September 30, 2026, $45.1 million of letters of credit were outstanding (March 31, 2026: $45.5 million).
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

Our subsidiaries Under Armour Europe B.V., Under Armour Asia Limited and Under Armour Global Limited are foreign subsidiary borrowers under the amended credit agreement. We have guaranteed the obligations of the foreign subsidiary borrowers under the revolving credit facility, but the foreign subsidiary borrowers have not guaranteed the obligations of the other borrowers or provided any collateral to secure the obligations under the revolving credit facility.
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
We are also required to maintain a ratio of consolidated EBITDA to consolidated interest expense of not less than 3.00 to 1.00 (the "interest covenant") and we are not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.75 to 1.00, or, at our election during a fiscal quarter in which a permitted acquisition with a cash purchase price exceeding $100.0 million is consummated, 4.25 to 1.00 (the "leverage covenant"), as described in more detail in the amended credit agreement. We were in compliance with the applicable covenants as of September 30, 2026.
In addition, the amended credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the amended credit agreement, will be considered an event of default under the amended credit agreement.
Borrowings under the amended credit agreement bear interest at a rate per annum equal to, at our option, either (a) an alternate base rate (for borrowings in U.S. dollars), (b) a term rate (for borrowings in U.S. dollars, Euro or Japanese Yen) or (c) a "risk free" rate (for borrowings in U.S. dollars or Pounds Sterling), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the "pricing grid") based on the leverage ratio of consolidated total indebtedness to consolidated EBITDA and ranges between 1.00% to 1.75% (or, in the case of alternate base loans, 0.00% to 0.75%). We will also pay a commitment fee determined in accordance with the pricing grid on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of September 30, 2026, the commitment fee was 20.0 basis points.
3.25% Senior Notes
In June 2016, we issued $600.0 million in aggregate principal amount of 3.25% senior unsecured notes, which matured on June 15, 2026 (the "Senior Notes due 2026"). The Senior Notes due 2026 bore interest at a fixed rate of 3.25% per annum, which was payable semi-annually on June 15 and December 15 beginning on December 15, 2016.
In August 2025, using the net proceeds from the Senior Notes due 2030 (as defined below), together with borrowings under the amended credit agreement and cash on hand, we satisfied and discharged the Senior Notes due 2026 by irrevocably depositing funds in an amount sufficient to satisfy all remaining principal and interest payments. These funds were deposited with Wilmington Trust, National Association as trustee under the indenture dated as of June 13, 2016, as supplemented by First Supplemental Indenture dated as of June 13, 2016 (the "Indenture"). The satisfaction and discharge represented an in-substance defeasance (as defined under ASC Topic 405 "Liabilities"). Therefore, the Senior Notes due 2026 and the related trust assets remained on our Consolidated Balance Sheets until they matured on June 15, 2026, at which time the deposited funds were used to settle all remaining principal and interest payments to holders of the Senior Notes due 2026.
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
The indenture governing the Senior Notes due 2030 contains negative covenants that limit our and certain of our subsidiaries' ability to engage in certain transactions, including our ability to create or incur certain liens and engage in sale leaseback transactions, and are subject to material exceptions described in the indenture governing the Senior Notes due 2030. Our debt securities further include provisions which may require us to repurchase our debt securities at a premium upon certain change of control events.

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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer purchases of equity securities:
The following table sets forth repurchases of our Class C Common Stock during the three months ended September 30, 2026 under the three-year $500 million share repurchase program authorized by our Board of Directors in May 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximately Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
07/01/2026 to 07/31/2026	—	$—	—	$385.0
08/01/2026 to 08/31/2026	—	$—	—	$385.0
09/01/2026 to 09/30/2026	—	$—	—	$385.0

ITEM 5. OTHER INFORMATION
(c)
During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description
10.01	Amendment No. 9, dated August 4, 2026, to the Amended and Restated Credit Agreement, dated March 8, 2019, by and among Under Armour, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (incorporated by reference to Exhibit 10.01 of the Company's Quarterly Report on Form 10-Q filed on August 7, 2026).
10.02	Under Armour, Inc. Fifth Amended and Restated 2005 Omnibus Long-Term Incentive Plan (the "2005 Plan") (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 27, 2026).*
10.03	Performance-Based Restricted Stock Unit Agreement under the 2005 Plan, dated August 26, 2026, between the Company and Kevin Plank.*
10.04	Form of Annual Performance-Based Restricted Stock Unit Grant Agreement under the 2005 Plan.*
31.01	Section 302 Chief Executive Officer Certification.
31.02	Section 302 Chief Financial Officer Certification.
32.01	Section 906 Chief Executive Officer Certification.
32.02	Section 906 Chief Financial Officer Certification.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
________

*	Management contract or a compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 6 of Form 10-Q.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNDER ARMOUR, INC.

By:	/s/ REZA TALEGHANI
Reza Taleghani
Chief Financial Officer
Date: November 6, 2026